Form 10KSB
period 1999-12-31
MAJESTIC COMPANIES LTD
filed 2000-04-13
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-28083

                    THE MAJESTIC COMPANIES, LTD.
       (Exact name of registrant as specified in its charter)

         Nevada                                           88-0293171
(State or jurisdiction of  incorporation             (I.R.S. Employer
            or organization)                         Identification No.)

8880 Rio San Diego Road, 8th Floor, San Diego, California        92108
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (619) 209-6077

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No           .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant had revenues of $2,289,138 for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000: Common Stock, par value $0.001 per share -- $8,751,620.
As of March 15, 2000, the Registrant had 26,834,070 shares of common stock issued and outstanding.

                             TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                10

ITEM 3.  LEGAL PROCEEDINGS                                         10

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             13

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    21

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        21

ITEM 10.  EXECUTIVE COMPENSATION                                   25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                           26

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           27

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                  28

SIGNATURES                                                         29

PART I.

ITEM 1.  BUSINESS.

A.  Business Development.

The Majestic Companies, Ltd. ("Registrant") was incorporated under the laws of the State of Nevada on December 3, 1992 under the name of Rhodes, Wolters & Associates, Inc. ("Rhodes"). In May 1998, Rhodes changed its name to SKYTEX International, Inc. ("SKYTEX"), and in December, 1998, merged with a Delaware corporation named "The Majestic Companies, Ltd." SKYTEX had no material operations during the period prior to this merger. The Delaware corporation SKYTEX acquired in the merger had operations and formerly did business as "Majestic Motor Car Company, Ltd." and prior to that "Majestic Minerals, Ltd." As a part of the merger, SKYTEX's corporate name was changed to "The Majestic Companies, Ltd." Majestic Minerals, Ltd. was a British Columbia, Canada corporation that changed its name to Majestic Motor Car Company in April, 1997. Subsequent to the name change, in March 1998. Majestic Motor Car Company merged with and into The Majestic Companies, Ltd., the Delaware corporation SKYTEX acquired in December, 1998. The Delaware corporation had no prior material operations and was organized for the purpose of reincorporating under the laws of the State of Delaware.

To consummate the SKYTEX merger, stockholders of the pre-merger Delaware corporation "The Majestic Companies, Ltd." were issued one share of SKYTEX common stock with par value of $.001 for each one (1.00) share of common stock owned as of December 11, 1998, of the pre-merger Delaware corporation "The Majestic Companies, Ltd."

B.  Business of the Registrant.

The Registrant engages in the business of manufacturing, leasing and selling modular structures such as classrooms, office buildings, medical facilities and telecommunication equipment shelters by its subsidiary, Majestic Modular Buildings, Ltd., and, the acquisition and lease of modular buildings by its subsidiary, Majestic Financial, Ltd. Additionally, the Registrant has developed and is in the process of marketing a school bus safety restraint device known as the SAFE-T-BAR(R) through its third subsidiary, Majestic Transportation Products, Ltd.

The Registrant is a development stage company and therefore is subject to certain risks going forward including the risk of being unable to continue as a going concern. To date, the operations of the Registrant's business units have not generated sufficient earnings to cover the cost of operations. Therefore, the Registrant has incurred a net loss of; $301,952 for year-ended 1997 (audited), $2,373,288 for year-ended 1998 (audited), and $4,123,624 for year-ended 1999 (audited). To date, revenues have been generated from the manufacture and sale of Modular Buildings; $395,857 for year-ended 1998 (audited) and $2,265,609 for year-end 1999 (audited), and from the leasing of modular classroom buildings owned by the Registrant: $23,529 for year-ended 1999 (audited). In order for the Registrant to continue as a going concern, it will be necessary to raise additional equity and or debt financing to cover the cost of future operations. There can be no assurance that the Registrant will be able to attain such additional financing on terms satisfactory to the Registrant.

Also due to the fact that the Registrant is a development stage company, the management team has no direct operating experience in the manufacture of modular buildings prior to inception of modular construction operations by the pre-merger Delaware corporation, The Majestic Companies, Ltd. in April of 1998 and no direct prior operating experience in the safety transportation industry prior to development of the Registrant's transportation safety product by the pre-merger Delaware corporation, The Majestic Companies, Ltd. in the first quarter of 1998.

(1)  Modular Business.

(a)  Modular Structure Products-General Background.

The Registrant's core business is the manufacturing and sale or leasing of modular classrooms. The pre-merger Delaware corporation, The Majestic Companies, Ltd., began these operations in April of 1998. These classrooms are being sold and leased to California school districts as well as to third party dealers including G.E. Capital Modular Space, a division of General Electric. The Registrant's modular classroom structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as "P.C.'s" or "pre-checked plans", that conform to structural and seismic safety specifications adopted by the California Department of State Architects ("DSA"). The DSA regulates all California school construction on public land and the DSA's standards are believed to be more rigorous than the standards that typically regulate other classes of commercial portable structures. The Registrant also manufactures modular re-locatable structures for use as offices, temporary construction facilities, medical facilities and equipment bunkers for the cellular telecommunications industry. These structures are designed and manufactured to conform to Department of Housing (DOH) specifications.

(b)  Modular Structure Products-Current Market Environment.

Many of the school districts located within larger cities of the State are experiencing space restrictions for expansion. The State regulates the amount of open land required for each student enrolled in each school. Many of the most crowded schools are at their maximum land to building use ratio. In order for these schools to add modular classrooms and conserve their land use they must build compliant two story structures. The Registrant is currently attempting to obtain DSA approval for a clustered modular building that would comprise eight to ten classrooms in a two-story building.

As a result of net enrollment increase in California schools and budgetary constraints experienced by the state, California public schools are among the most crowded in the nation. As the country's fastest growing State, California public classrooms have experienced class sizes averaging 35 students to one teacher. In an attempt to improve the quality of public education offered to the state's student population, California voters approved Proposition 1A. This bond measure provides $9.2 billion aimed at lowering the teacher to student class size ratio to 20 students per one teacher. The aim of the bond measure therefore is to provide funding for additional classroom space, teaching staff, and, curriculum.

With the passage of this bond measure, Proposition 1A, classroom space became an issue. The public school system administrators were anxious to create a better learning environment for the students through the addition of extra classrooms. In the formula for class size reduction, California, therefore, earmarked money for the purchase of modular classrooms for each school district that identified the need and presented a proposal
to the State.   Once approved, the State sends $35,000 per class
to the individual school district for the purchase of each modular classroom. A 1976 State adopted Senate Bill (SB50) mandated at least 30% of all new classroom space added using State funds must be re-locatable unless re-locatable classrooms are not available, or, the terrain of the school property being utilized would make the use of re-locatable classrooms impracticable. Proposition 1A, coupled with Senate Bill SB50, has increased the demand for re-locatable modular classrooms.

Recently approved public school bond measures to assist school districts in meeting classroom size reduction goals include:
Prop. 1A and Prop. MM, which collectively provide an aggregate of over $10.7 billion to California education facilities for programs to reduce class size, to relieve overcrowding, to accommodate student enrollment growth, to repair older schools and to obtain additional teaching staff.

Since classroom staffing and curriculum development must be considered within the scope of bond measure funding, it is difficult to ascertain precisely the amount of funding these bond measures will allow school districts to utilize toward modular classroom acquisitions. These bond measures funds, nonetheless, provide school districts with a budgetary allowance to comply with classroom size reduction.

Modular re-locatable classrooms cost significantly less and take much less time to construct and install than conventional school facilities. Currently, modular classroom space costs $30 per square foot, versus, $125 per square foot for traditional non re-locatable classroom construction. Also, their use permits a school district to relocate the units as student enrollments shift. Most importantly, the Registrant's modular products provide added flexibility to school districts in financing the costs of adding classroom space because modular classrooms are considered personal property that can be financed out of a district's operating budget rather than by Bond facility only. Although there can be no assurance, the Registrant believes these factors will continue to fuel the demand for modular re-locatable classrooms.

(c)  Modular Structure Products-Leasing Operations.

The Registrant entered into an agreement in May 1999 to purchase a selected number of modular buildings currently under lease by several School districts in California from Custom Modular Structures, located in Pleasanton, California. The modular buildings, valued at approximately $200,000, were purchased in exchange for 390,000 Registrant shares of common stock. The lease contracts are for terms of between 12 and 46 months. At the end of the current contract term, the Registrant believes the modular buildings will have a residual value of $150,000. Presently, the Registrant has a total of 14 modular classrooms under lease to various school districts. Of the 14 modular classrooms under lease, 13 of these were leased in 1999, and, 1 was under lease in 1998. Although there can be no assurance, the Registrant hopes that given the present demand for modular buildings, the Registrant will have the opportunity to re-lease the buildings under essentially the same terms and conditions.

(d)  Modular Structure Products-Dependence On One Or Few Major
Customers.

During fiscal year 1999 the Registrant recognized approximately forty percent (40%) of its revenues from Cal-American Building
Co., Inc. ("Cal-American"), a California corporation which subsequently filed a Chapter 11 bankruptcy and ceased operations.

In April of 1998, Majestic Modular Buildings, Ltd., entered into a subcontract agreement with Cal-American to manufacture an order of re-locatable classrooms for a client, GE Capital Modular Space. Also, at this time, Majestic purchased raw materials from Cal-American, and, obtained licensing rights from Cal-American to utilize its PC's (Plan Checks) for the manufacture of these units. The Registrant has obtained contracts from new customers that replace the revenues from Cal-American, and does not expect the loss of Cal-American to materially, adversely affect the Registrant's operations.

(e)  Modular Structure Products-Marketing Strategy.

The Registrant has approached marketing of its modular structures in a common-sense, long-term fashion. The Registrant developed or obtained architectural plans that are or have been previously approved, obtained contracts with school districts for long-term orders, hired personnel with modular construction experience, and negotiated favorable terms with suppliers of construction materials and parts that the Registrant believes are favorable. In addition, the Registrant is designing a new multiple story clustered modular classroom structure for DSA review.

Production output for 1998 was 35 units built and 12 units sold, in 1999 there were 80 units built and 54 units sold. At present, the Registrant's modular production capacity is capable of one
(1) standard 24' x 40' unit per 1.5 days, giving it an annual production capacity of 240 units per year. The Registrant believes it can increase this capacity to 1 unit per day, or, 360 units annually with the addition of automation equipment, i.e., overhead cranes. The Registrant also plans on adding at least one additional manufacturing facility within one year to increase its current output capacity. The Registrant believes that this growth strategy is warranted to gain market share early and help ensure stability and profit margin for the long term.

The goal of the marketing effort is to gain additional market share through a concentrated campaign of: direct contact with customers using in-house marketing representatives, a high visibility presence at modular industry trade shows, open bids, and print advertisements carefully placed in industry trade periodicals. Management believes that this comprehensive marketing plan will help establish the Registrant as a market leader in the construction of quality modular structures.

(f)  Modular Structure Products-Competition.

There are approximately 19 companies currently building modular structures in California. The largest of these companies, Modtech, Inc., operates from multiple facilities located in Lathrop and Perris, California. Other primary competitors in California for modular structures include American Modular Systems and Design Mobile Systems. Outside of California, the Registrant's competitors include a number of publicly traded companies currently manufacturing pre-fabricated modular structures, and pre-fabricated housing. This industry group includes; Miller Business Systems (MBSI NASD), Nobility Homes (HOBH NASD), Cavalier Homes (CAV NYSE), Palm Harbor Homes (PHHM
NASD) and Clayton Homes (CMH NYSE). All of these competitors have capital and other resources greater than the Registrant and could adversely impact the Registrant's marketing plans.

(g)  Modular Structure Products-Potential Acquistions: Walden
Structures Inc.

On September 29, 1999, the Registrant entered into preliminary discussions to acquire Walden Structures and Constructions, Inc. ("Walden"), a privately held manufacturer of modular structures primarily for use by commercial enterprises. The Registrant believes the addition of Walden's operations could add significantly to the Registrant's annual revenues and allow the Registrant to become more involved in manufacturing modular structures other than classrooms. No formal Letter of Intent outlining the price, terms, and timetable of the proposed acquisition has been executed and there can be no assurance that a transaction will be consummated with Walden.

(2)  Safety Restraint Business.

(a)  Safety Restraint Products-General Background.

In the U.S. there are approximately 24,000,000 students transported daily to and from school utilizing approximately 440,000 school buses. Less than 20% of these buses have any type of occupant restraint. No federal requirement currently exists for requiring restraints to be installed on these school buses and this lack of federal regulation has resulted in five separate states (NY, NJ, FL, LA, & CA)adopting their own occupant restraint regulations, three of which have just passed in 1999 (California, Florida & Louisiana), with over 20 states having planned or pending legislation. During the past five years New Jersey and New York have mandated two-point lap belts to be installed in all new school buses purchased and as a result more than 80% of the school buses in these two states now have seat belts. Although the law in these two states require the belts to be installed, there is no law mandating that the students wear them and while questioning officials from these areas, it was stated that the percentage of students voluntarily buckling up was well below 50%.

The SAFE-T-BAR(R) is a passive restraint and one of it's main advantages is that it has an almost 100% use rate. The design requires the occupant to lift, sit and allow the bar to rest down in place and requires virtually no attention from the driver.
The SAFE-T-BAR(R) is patent pending and has been designed to lock in the down position during the events that take place during a collision thus holding the occupant within the padded seating area.

The cost to retrofit a school bus with the SAFE-T-BAR(R) is less than the cost to add seat belts, as the SAFE-T-BAR(R) does not require the seat to be changed. At the point of manufacture, the SAFE-T-BAR(R) cost is approximately the same as that of a lap-shoulder belt restraint although a lap-shoulder belt system reduces the typical three position seat to a two position seat resulting in the need to purchase additional buses and adding an additional financial burden.

With 440,000 school buses in the U.S. and an average of 22 seats per school bus, this represents a potential market for 9.7 million restraints. Industry analysts predict the growth of the industry to continue at around 2% to 4% per year.(Industry statistics source: School Bus Fleet Magazine Annual Fact Book
1999).

(b)  Safety Restraint Products-Safe-T-Bar(R).

The Registrant has the exclusive manufacturing and marketing rights for an innovative new product known as the SAFE-T-BAR(R) that the Registrant's management believes has the potential to become a preferred solution for on-board school bus passenger restraint systems. The general product design, closely approximates the type of lap bar safety restraint systems commonly found on high velocity amusement park rides. The Registrant plans to produce and currently is marketing the product to school bus manufacturers and operators nationwide, including governmental agencies and school systems.

As of March 3, 1999 the SAFE-T-BAR(R) completed and passed the full complement of testing required under FMVSS 222 & 302 (Federal Motor Vehicle Safety Standards) and is ready for market roll-out. The test results were delivered to the Registrant in a comprehensive fifty-page report rendered by KARCO Engineering, a Federally approved collision testing facility located in Adelanto, California. Now that all federal compliance testing milestones for the SAFE-T-BAR(R) school bus passenger restraint have been met, the Registrant is moving quickly into the Pilot Program stage of this new product on a state by state basis. The Marketing Department for Majestic Transportation Products, Ltd., has spoken with or is currently in talks with transportation officials and/or legislators in the States of Minnesota, New Jersey, Delaware, Florida, Illinois, Tennessee, New Mexico and New York that have requested information about the SAFE-T-BAR(R) passenger restraint system.

The Registrant conducted its first pilot program with the Oceanside (California)Unified School District and recently completed the program on August 24, 1999. The program received high marks from the Transportation Staff as well as the many bus drivers who drove the SAFE-T-BAR(R)'s outfitted bus. The Registrant has not sold any SAFE-T-BAR(R)'s to date and has no existing contracts or orders to produce SAFE-T-BAR(R)'s.

(c)  Safety Restraint Products-Safe-T-Seat(Tm).

The Registrant is in the process of developing a new seat design for school buses, officially labeled the "SAFE-T-SEAT(TM)" restraint system. The Registrant envisions that the SAFE-T-SEAT(TM) will enhance students' safety in school buses and hopes to commence the marketing of SAFE-T-SEAT(TM) devices in the year 2000. The Registrant expects to release details of the new SAFE-T-SEAT(TM) design in the near future.

(d)  Safety Restraint Products-Intellectual Property Rights.

SAFE-T-BAR(R). The Registrant has the exclusive right and license to manufacture and sell the SAFE-T-BAR(R) product under a patent that is owned individually by Adrian P. Corbett, the Registrant's Vice President of Engineering. The license from Mr. Corbett is for a period of seven (7) years renewable for two (2) additional terms of five (5) years. The mark SAFE-T-BAR(R) is a trademark registered by the Registrant with the United States Patent and Trademark Office ("PTO").

SAFE-T-SEAT(TM). The Registrant's new proposed product SAFE-T-
SEAT(TM) is the subject of a patent application currently pending with the PTO filed by Mr. Corbett and the Registrant has applied to register this mark with the PTO as a trademark.

(e)  Safety Restraint Products-Amount Spent On Research And
Development Activities.

During the last two (2) fiscal years the Registrant has spent approximately $382,117 on research and development activities.

(f)  Safety Restraint Products-Competition In School Bus Safety
Restraint Industry.

The Registrant's competition in the safety restraint products is with companies that produce different safety restraint devices for school buses such as Seat Belts. The Registrant has n knowledge of any other company that produces a lap bar restraint device similar to the SAFE-T-BAR(R).

Most of the larger sized C & D type school buses currently rely on the concept of "compartmentalization" to ensure the safety of onboard passengers. This is a passive type of protection that is meant to contain the child within a structurally reinforced passenger compartment of padded high-back seats and crash barriers. There is no assurance that this "compartmentalization" approach will not continue to be the dominant approach in the school bus safety restraint industry or that one of the Registrant's safety restraint competitors will not succeed in marketing a competing product as the chosen lap belt solution. Further, there is no assurance that the federal government, the states, local governments, and/or school districts will not opt to use seat belts instead of the Registrant's SAFE-T-BAR(R) product to enhance school bus safety.

Companies such as Bus Belts Development, Indiana Mills, BESI and
Kinedyne are involved in the manufacturing of seat belts and are competitors of the Registrant.

(3)  Employees.

As of December 31, 1999, the Registrant has thirty-one employees, none of whom have entered into an employment agreement with the Registrant, other than the Registrant's President and Chief Executive Officer, Francis A. Zubrowski. The Registrant has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Registrant considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

The Registrant's principal executive and administrative offices are located in San Diego, California at 8880 Rio San Diego Drive, 8th floor, San Diego, California 92108. The Registrant leases these offices from Mission Valley Business Center LLC at a monthly rental of $5,361.00 for a term scheduled to expire June 30, 2000. The Registrant considers these offices to be adequate and suitable for its current needs.

The Registrant's subsidiary, Majestic Modular Buildings, Ltd., leases property at 320 9th Street, Modesto, California from Berberian Farms Corporation at a monthly rental of $12,500.00 for a term scheduled to expire April 30, 2003. The monthly rental for this property will increase to $13,500.00 in December 1999, $14,500.00 in December, 2000, $15,000.00 in December 2001, and
$15,500.00 in December 2002. The Registrant considers this property to be adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Citibank, Federal Savings Bank, a federal savings bank, by and through its service agent, Citibank, N.A., a national banking association v. Majestic Modular Buildings, Ltd., Cal-American Building Company, Inc. et al. (Case No. 182714, Superior Court of the State of California, County of Stanislaus). On October 19, 1998, Plaintiff commenced an action by filing a Complaint alleging that Majestic Modular Buildings, Ltd., leased raw materials from Cal-American Building Company, Inc. that was subject to a security interest owned by Plaintiff. The Complaint also alleges that Majestic Modular Buildings, Ltd.'s entering into a License Agreement and Real Property Lease with Cal-American Building Company, Inc., constituted fraudulent transfers or conveyances by Cal-American Building Company, Inc. to Majestic Modular Buildings, Ltd. Plaintiff seeks damages against Majestic Modular Buildings, Ltd., and the other defendants in the amount of $299,822 and seeks to set aside the transfers of any asset that occurred under the Equipment Lease Agreement, the License Agreement and the Real Estate Property Lease between Majestic Modular Buildings, Ltd. and Cal-American Building Company, Inc. The Registrant has answered Plaintiff's complaint and believes it has properly responded to Plaintiff's Discovery Demands to date. No trial date has yet been set. The Registrant believes it bears no liability to Plaintiff, intends to vigorously defend this lawsuit.

The business relation between Majestic Modular Buildings, Ltd., and, Cal-American Building Company, Inc., was a contractor/subcontractor relationship. Majestic entered into an agreement with Cal-American to perform subcontract work on an order belonging to Cal-American. Additionally, Majestic Modular Buildings made a one-time purchase of raw materials from Cal-American's inventory. Majestic Modular paid fair market value for these materials valued at approximately $68,000. These building materials consisted of items such as steel, electric wiring, insulation, etc. A licensing agreement mentioned in the complaint by Citibank consisted of an agreement between Majestic Modular Buildings, Ltd., and, Cal-American Building Company, Inc., in which Majestic was allowed the use of building specific plans called "P.C.'s" belonging to Cal-American for construction of the buildings called for in the subcontract.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

On July 22, 1998, the Registrant's common stock began trading on the Over the Counter Bulletin Board under the symbol SKTX. On January 5, 1999 the Registrant's ticker symbol changed due to the change in the name of the Registrant, and subsequent to that date trades on the Bulletin Board under the symbol MJXC. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                   High           Low

Quarter Ended December 31, 1999                    0.33           0.16
Quarter Ended September 30, 1999                   0.50           0.20
Quarter Ended June 30, 1999                        0.94           0.37
Quarter Ended March 31, 1999                       1.62           0.37

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1998

                                                   High           Low

Quarter Ended December 31, 1998 *                  4.00           1.00
Quarter Ended September 30, 1998 **                5.50           4.00

* The Registrant's common stock did not trade from December 18, 1998 through the end of this quarter.

**  The Registrant's common stock commenced trading on July 22,
1998

(b)  Holders of Common Equity.

As of March 15, 2000, there were 307 shareholders of record of the Registrant's common stock.

(c)  Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

(d)  Equity Securities Sold Without Registration.

(1)  The Majestic Companies, Ltd., a Nevada corporation.

On December 8, 1998, the Registrant sold an aggregate of 2,500,000 shares of common stock in transactions exempt from registration under Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended, at a basis cost of $.001 per share (par value at that time) to the 35 individuals who were security holders prior to the merger of the Delaware corporation, the Majestic Companies, Ltd., into SKYTEX International and the related change of the name of SKYTEX to the Majestic Companies, Ltd.

Between March 18, 1999 and June 29, 1999, the Registrant sold 725,000 common shares at a basis cost of between $0.40 and $0.50 to two accredited investors, none of whom was an affiliate, in transactions exempt of registration under Rule 506 of Regulation D for an aggregate consideration of $350,000.

Between March 10, 1999 and August 30, 1999, the Registrant sold 2,115,498 shares of common stock to a total of 64 individuals, none of whom was an affiliate, at a basis cost between $0.40 and $0.85 cents, in transactions exempt from registration under Rule 504 of Regulation D for an aggregate consideration of $978,275.

(2)  The Majestic Companies, Ltd., A Delaware Corporation.

Between July 3, 1998 and December 9, 1998. the pre-merger Delaware corporation sold 127 units of preferred convertible offering comprised of a class of preferred shares with detachable warrants to a total of 48 individuals, none of whom was an affiliate, in transactions exempt from registration under Rule 506 of Regulation D at a price of $6,000 per unit raising a total of $762,000. Each unit was broken down to 5,000 preferred shares at a basis cost of $1.00 per share and 10,000 warrants (price at $0.10 each) to purchase the common stock in the future at a strike price of $1.50, $1.75 or $2.00 (depending on the exercise date). All unit holders elected to convert their preferred shares to common shares immediately upon acceptance of the investment by the Delaware corporation. Each unit of 5,000 preferred shares converted to 7,500 shares of common resulting in a total of 952,000 shares of common stock issued for a total amount raised of $635,000 (approx. $0.67 per share basis) and the issuance of 1,270,000 (at $0.10 cents each) warrants raising an additional $127,000.

(3)  Majestic Motor Car Company, Ltd.

Between April 16, 1997 and June 15, 1998, Majestic Motor Car Company, Ltd. ("Majestic") sold 1,000,000 special warrants (each warrant good for the purchase of one share of common stock, no strike price) at a basis cost of $0.10 to 18 individuals, none of whom was an affiliate, in transactions exempt from registration under Rule 506 of Regulation D for an aggregate consideration of $100,000.

Between September 16, 1997 and April 7, 1998, Majestic sold
1,013,322 special warrants (each warrant good for the purchase of one share of common stock, no strike price) at a basis cost of $0.25 to 51 individuals, none of whom was an affiliate, in transactions exempt from registration under Rule 506 of Regulation D for an aggregate consideration of $253,333.

Between January 2, 1998 and June 2, 1998, Majestic sold 1,200,000 special warrants (each warrant good for the purchase of one share of common stock, no strike price) at a basis cost of $0.35 to 32 individuals, none of whom was an affiliate, in transactions exempt from registration under Rule 506 of Regulation D for an aggregate consideration of $420,000.

Between May 1, 1998 and June 29, 1998, Majesticsold 400,000 special warrants (each warrant good for the purchase of one share of common stock, no strike price) at a basis cost of $0.50 to 18 individuals, none of whom was an affiliate, in transactions exempt from registration under Rule 506 of Regulation D for an aggregate consideration of $200,000.

No commissions or fees were paid in connection with these sales. All the offerings were made to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

General.

Since its inception in Nevada in 1992, under the name Rhodes, Wolters & Associates, Inc., the Company has undergone a succession of developmental changes, ultimately bringing it to focus on its current operations carried out by three wholly owned subsidiaries. The manufacture and sale of re-locatable modular buildings by its subsidiary, Majestic Modular Buildings, Ltd., and, the acquisition and lease of modular buildings by the subsidiary, Majestic Financial, Ltd. Additionally, the Registrant has developed and is in the process of marketing a school bus safety restraint device known as the SAFE-T-BAR(R) through its third subsidiary, Majestic Transportation Products, Ltd.

Rhodes, Wolters & Associates changed its name to SKYTEX International, Inc. in May 1998 and in December 1998 merged with the Majestic Companies, Ltd., a Delaware corporation that formerly did business as Majestic Minerals, Ltd. ("Majestic Minerals") and Majestic Motor Car Company. Majestic Minerals was incorporated under the laws of British Columbia, Canada in 1995. In April 1997 Majestic Minerals changed its name to Majestic Motor Car Company, Ltd. and in March 1998, to reincorporate under the laws of Delaware, Majestic Motor Car Company, Ltd. merged with and into The Majestic Companies, Ltd., a Delaware corporation created for that purpose. Subsequently, in December 1998, The Majestic Companies, Ltd. was merged with and into SKYTEX, which was the surviving corporation in the merger. As a part of the merger SKYTEX's name was changed to The Majestic Companies, Ltd., the name under which it now operates. Prior to consummation of the merger, SKYTEX had no material operations. The financial and other information contained in this Registration Statement therefore describes the operations of Majestic Motor Car Company,the pre-merger Delaware corporation The Majestic Companies, Ltd., and the post merger Nevada corporation, The Majestic Companies, Ltd..

In April of 1997 Majestic Motor Car Company, Ltd., entered into a Master Licensing agreement with World Transport Authority. The licensing agreement allowed Majestic Motor Car Company, Ltd., to market and sell micro-manufacturing facilities that were capable of producing a low cost, all composite vehicle, designed especially for use in Mexico and South America. After waiting nearly a year for completion of a prototype composite vehicle by World Transport Authority, and, not knowing when a production model would be completed, Majestic Motor Car Company, Ltd., determined that it was in its best interests to abandon the project. The licensing agreement was terminated in June of 1998 with the mutual consent of World Transport Authority and Majestic Motor Car Company, Ltd."

The Registrant's manufacturing division, Majestic Modular Buildings, Ltd., which began operations in April of 1998 as a subsidiary of the pre-merger Delaware corporation, The Majestic Companies, Ltd., provides Department of State Architects (DSA), and, Department of Housing (DOH), certified modular buildings to public, private and commercial consumers throughout the State of California. Buildings are manufactured to meet customer specifications while complying with specifically licensed design plans known as PC's (Previously Checked-State plans). Typically, the market for DSA approved modular classrooms experiences a seasonal demand during the first four months of the calendar year when school districts prepare for the new school year later in the Fall. However, the Registrant's management believes recent legislation and statewide funding has resulted in a higher year-round demand to satisfy an increasing student population and statewide mandates. Majestic Modular Buildings, Ltd., is in the process of developing a two story modular classroom design that has been inspired by the need for schools to maximize the utilization of economic resources and limited lands available to them. The Registrant's management feels that the above need, as well as, state mandated classroom size reduction policies and statewide enhanced funding of nearly 11 billion dollars, will continue to substantiate the production and demand of modular classrooms for years to come.

With the placement of its first single unit operational lease, Majestic Financial, Ltd. began operations in December of 1998. Its primary mission is to supply modular classrooms for lease to school districts. This is accomplished by directly providing modular classrooms for lease, or, through the acquisition of existing leased fleets from small to medium size entities. The focus is to establish an asset base that will continuously provide a turnover of revenue from the renewal of existing leases. Although Majestic Financial, Ltd.'s current fleet is only a modest fourteen units, Majestic Financial, Ltd., is seeking to augment its fleet while providing schools with limited budgetary resources the ability to obtain much needed classroom space under affordable lease terms.

The SAFE-T-BAR(R) school bus safety restraint has been designed to fulfill a critical need in the area of school bus safety transportation. Majestic Transportation Products, Ltd.'s development of a safety restraint device similar to lap bars found on high velocity amusement park rides was designed to provide an effective passive restraint system for school buses. The SAFE-T-BAR(R), as the device is known, has passed a battery of computerized, sled, and federal testing requirements. The passive application of the device while in a 'down' position provides student riders an increased measure of security not found in conventional seat belts which have proven expensive to install, easily vandalized, and, not always utilized by the student rider. Currently, Majestic Transportation Products, Ltd., is aggressively marketing the SAFE-T-BAR(R) throughout the United States with emphasis being placed on the states with existing and pending legislation requiring safety restraints for school buses. A test program with a school bus retrofitted with the SAFE-T-BAR(R) in Oceanside, California has resulted in successful utilization of a pilot program.

Beginning in 1998 with the start up of Majestic Modular Buildings, Ltd., the Registrant experienced a modest revenue flow along with the costs and growing pains of venturing into a new business. At the quarter ending September 30, 1999, the Registrant's modular division has posted an increase of 500% in sales compared to its total first year results. The Registrant desires to augment Majestic Financial, Ltd., lease fleet in a modest fashion and establish an asset base capable of generating a consistent stream of revenues to complement its modular manufacturing operations. Revenues generated by leases this year have been modest and have provided the Registrant with a source of liquid cash alternatives to fund operations. After two years of development and testing, the Registrant expects that Majestic Transportation, Ltd.'s extensive SAFE-T-BAR(R) marketing efforts will start resulting in its first revenues within the first quarter of year 2000.

Although, the Registrant has experienced growth in revenues since the inception of operations in 1998, the Registrant has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Registrant will sustain revenue growth or achieve profitability. The Registrant has identified several steps it feels will begin to move it toward profitability: (I) provide timely and adequate working capital for the modular division, (II) further automate the modular production process, which the Registrant has started with the purchase of an overhead crane system, (III) pursue volume purchase discounts for raw materials, (IV) capitalize on federal and state legislation requiring safety restraints on school buses, and, begin realizing sales from, Majestic Transportation Products, Ltd., marketing efforts, (V) continual improvement and development of safety restraint devices within the same transportation division, and, (VI) control all-around general overhead cost.

Further, as a development stage company, purchasers of the Registrant's securities are subject to the risk that the Registrant will be unable to continue as a going concern. See
Footnote O to the Financial Statements.

Results Of Operations (Years Ended December 31, 1999 And 1998).

NET SALES. In fiscal year ending December 31, 1999, the Registrant achieved annual sales of $2,289,620. Net sales in 1998 were $395,857. Sales in 1999 represent over a five and a half-
fold increase over 1998.   Ninety-nine percent of 1999 sales
originated from the Registrant's modular division. Modular division sales fell short of management annual projections due to internal and external scheduling issues, as well as, the inadequate availability of working capital. However, prior to year-end 1999 the modular division had acquired an additional $3.5 million dollars in orders. The Registrant has acquired cranes, a roll-former, and other equipment in order to assist the modular manufacturing process in completing future orders. The remaining one-percent of sales for 1999 was comprised of lease revenue from the Registrant's lease division, which, in itself posted a ten-fold increase over 1998 lease revenues. The increase resulted from the addition of 13 modular units currently under lease to various school districts throughout Central California. There were no sales posted in 1999 for the Registrant's transportation division, which was is on the threshold of obtaining its first orders for its safety restraint known as the SAFE-T-BAR (R).

COST OF SALES. Cost of sales for the modular division totaled $2,234,812 in 1999. This is over a five and half-fold increase over 1998 costs of, $393,382. The unusually high cost-of-sales compared to revenues were impacted by inadequate bidding, ordering and manufacturing procedures. The modular division's effort to establish accurate estimating and bidding techniques are crucial in projecting adequate sales pricing. Material cost also affected total costs since the modular division had to pay premium pricing due to small volume ordering. The Registrant's leasing division costs in association with the lease fleet in acquired in 1999 were minimal and had no costs to compare in 1998 since it had commenced its operation in December of that year. There were no cost-of-sales in the transportation division.

RESEARCH AND DEVELOPMENT. Research and Development expenses in 1999 totaled, $190,430. This is in comparison to Research and Development expenses in 1998 of $191,687. The Registrant's transportation division continues to be the only division with research and development expenses associated with the continual development of the safety restraint known as the SAFE-T-BAR(R).

SELLING AND MARKETING. Selling and marketing expenses for 1999 were $251,806. This marked an increase of seventy-five percent from selling and marketing expenses in 1998 of $144,044. The Registrant's corporate headquarters accounted for $163,641 of these expenses, $30,222 was within the modular division and the balance of $57,943 was a result of marketing within the transportation division. The Registrant's corporate increase resulted primarily from the contracting of various public relations groups in 1999. Selling and marketing expenses for the modular division did not significantly increase over those of 1998. The Registrant's transportation division increase is reflective of its continuing efforts to introduce its safety restraint, SAFE-T-BAR (R), into the public school transportation market.

GENERAL AND ADMINISTRATIVE. The Registrant's general & administrative expenses in 1999 totaled, $3,539,276, a seventy-eight percent increase from 1998 expenses of, $1,987,527. A substantial portion of the general & administrative expenses, thirty-one percent or $1,092,787, resulted from consulting services involving management, legal, and public relations and investment advice. Salary expenses made up another twenty-nine percent, $1,034,455, of total general expenses. Total salary expenses were attributed as follows, $338,459 from corporate,
$592,648 from modular, and, $103,349 from transportation.   The
remaining balance of general expenses, $1,235,356, consisted of insurance, the addition of two new office locations, financing fees, licensing royalties in regards to the SAFE-T-BAR (R), legal and professional, and other general overhead expenses.

OTHER EXPENSES. Other expenses increased four-fold from $19,178, in 1998 to $83,403 in 1999. This was due to, a full year's depreciation and amortization schedule. Corporate depreciation amounted to $5,571 in 1999. Modular division depreciation and amortization expenses resulting from the acquisition of equipment such as, cranes, a roll-former, paint booth and new PC licenses for the modular division totaled, $57,349. The purchase and depreciation of 13 modular buildings for the Registrant's leasing division also contributed to the total increase in depreciation, $14,621. Finally, the acquisition of a school bus by the transportation division accounted for depreciation expenses, $5,861, in 1999.

Liquidity And Capital Resources.

The Registrant has largely financed its operations through private placements of common and preferred stock, raising net proceeds of approximately $2.5 million from sales of these securities. The Registrant has raised $978,275 through a Section 504 offering in 1999. From December 31, 1997 through December 31, 1999, the Registrant has invested approximately $726,951 (net of accumulated depreciation) in leasehold improvements, plant and office equipment to support its developmental, production and administrative activities. An additional $91,684 has been invested into licenses of trademarks and PC's. The Registrant anticipates no other material capital commitments in the near term future.

Cash flow used in the Registrant's operations was $2,372,352 for December 31, 1999, and ($313,318) for the year ended December 31, 1998. Cash flow for operating activities in 1999 was primarily attributable to the Registrant's net income (loss) of ($4,123,634), adjusted for depreciation of $83,403, common stock issued for services of $890,584, an increase of $740,736 in accounts payable and a decrease of $78,057 in accounts receivable. Cash flow for operating activities in 1998, $1660,313, was largely attributable to the Registrant's net income (loss) of ($2,373,288), adjusted for depreciation of $19,178, common stock issued for services of $688,315, a write-down in a value of asset of $260,000, an increase of $219,860 in accounts payable, and in increase of $933,446 in customer deposits.

Cash flows used in investing activities for the year-ended December 31, 1999, was $413,633 and $313,318 for the year-ended 1998. In 1999 the Registrant invested in the acquisition of overhead cranes, roll-former, paint-booth, school bus, and purchase of a thirteen-unit modular lease fleet. In 1998 the Registrant invested $313,318 in one modular unit used for leasing, computers and office equipment, two forklifts, a heavy press, 8 welding units and a multitude of leasehold improvements.

Cash flow provided from financing activities was $2,608,396 during the year ended December 31, 1999 and cash flows used in financing activities during the year ended December 31, 1998 was $ 2,169,377. The principal source of financing in 1999 consisted of $1,256,121 in loans, and $1,352,275 in proceeds raised from the sale of common stock and private placements. The proceeds were largely utilized to finance the operations of the Registrant. The principal use of funds in 1998 were also used primarily to fund the operations of the Registrant.

The Registrant's principal sources of liquidity are short and long term debt financing, of which $1,096,585 remains outstanding as of December 31, 1999. Other credit facilities of $1,250,000 for Majestic Modular Buildings, Ltd., and, $2,000,000 for Majestic Transportation Products, Ltd. were intended for working capital use, but subsequently became unavailable due to the fact that the lending source ceased operations and became inactive. Additionally, the Registrant is negotiating a line of credit totaling $1 million dollars, of which $275,000 became available in the last quarter of 1999. The Registrant continues to seek out additional facilities to fulfill its working capital needs throughout the year 2000.

The loss of Cal-American Building Company, Inc., as a major customer in 1999 did not materially affect Majestic Modular Buildings, Ltd., sales or market development. Majestic has focused the development of modular sales directly with end users, i.e., school districts or modular dealers, versus, subcontracting work from modular manufacturers.

Recent Accounting Pronouncements.

The Registrant adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Registrant's principal operating segment.

The Registrant adopted Statement of Financial Accounting
Standards No. 132, Employers' Disclosures about Pension and Other
Post Employment Benefits (SFAS 132") in the year ended December
31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Registrant as of December 31, 1999.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Registrant believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Registrant adopted Statement of Financial Standards No.
133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Registrant's consolidated financial statements is not expected to be material as the Registrant has not historically used derivative and hedge instruments.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.
The Year 2000 Problem could affect computers, software and other equipment used, operated or maintained by the Registrant. Accordingly, the Registrant is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Registrant presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to the Registrant's financial position or any year's results of operations, there can be assurance to this effect.

The Registrant believes that it has reviewed and assessed all of the major computers, software applications, and related equipment used in connection with its internal operations that would potentially require modification, upgrade, or replacement to minimize the possibility of a material disruption to its business. The Registrant's internal review of such systems did not identify any material Year 2000 Problem. If the Registrant had identified an exposure to the Year 2000 Problem, Management currently estimates the total cost of internal reprogramming of its software products and the upgrading of purchased hardware and software would not be material. While this is management's best current estimate, items outside management's control relating to the Year 2000 Problem may impact the Registrant. The Registrant estimates the total cost to the Registrant of completing any required modifications, upgrades, or replacements of these internal systems would not have a material adverse effect on the Registrant's business or results of operations.

In addition to computers and related systems, the operations of office and facilities equipment such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem.

The discussion of the Registrant's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Registrant's Year 2000 compliance status and the level of incremental costs associated therewith, if any, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in ongoing internal compliance reviews.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Registrant has or expects to have assets and operations; competitive and other factors affecting the Registrant's operations, markets, products and services; those risks associated with the Registrant's ability to maintain the exclusive right and license to use the patent owned by Adrian Corbett; those risks associated with the Registrant's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of the Registrant to raise the funds necessary to operate, design, develop, construct, and manage modular classrooms, risks related to the outcome of Cal-American's Chapter 11 bankruptcy proceeding because Cal-American has been one of the Registrant's primary customers; those risks involved in lobbying the appropriate governmental units or agencies in California or elsewhere to allocate funding to school districts to purchase or lease modular classrooms; associated costs arising out of the Registrant's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Registrant with the Securities and Exchange Commission. Many of these factors are beyond the Registrant's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Registrant does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Registrant with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 1999, and for the year ended December 31, 1998 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Officers and Directors.

The names, ages, and respective positions of the directors and officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

Francis A. Zubrowski, President/Chief Executive Officer/Director

Mr. Zubrowski, age 64, has over 39 years of senior management experience and has served as a managing director of The Owen Stringfellow Ltd., a Baltimore based consulting firm with offices in New York, Connecticut and Massachusetts. Owen Stringfellow provides services in relation to mergers and acquisitions, debt restructuring, public offerings and turn-around situations.
Prior to joining Owen Stringfellow, Mr. Zubrowski was Chairman and Chief Executive Officer of Consolidated Industries, a New England based group in the chemical manufacturing and heavy equipment industries. He has also worked with Bethlehem Steel, U.S. Steel and Union Carbide operating mining and transportation companies. He represented Kaiser-Roth Industries on the New York Stock Exchange. Mr. Zubrowski holds a Bachelors degree in Theology from Fordham University and a Masters in Business Administration from New York University.

Alejandro V. Tovar, Secretary/Controller.

Mr. Tovar, age 41 has served as the Registrant's secretary and controller since December 23, 1998. With several years experience as a management accountant, controller and manager with Bonaventure Minerals, Inc., a California corporation, and Grana Baja, S.A. de C.V. a Mexican corporation, Mr. Alejandro V, Tovar controls a wide range of business functions involving the daily and strategic administrative activities of the Registrant. Mr. Tovar was also an audit supervisor for Doubletree Hotels and a branch manager for Norwest Financial in Southern California. Mr. Tovar has extensive tax preparation education and experience having worked both with H&R Block and as an independent tax preparer. He served as a captain in the United States Marine Corps in which he specialized in artillery and logistics. Mr. Tovar is fluent in Spanish and has maintained an in depth knowledge of Mexican business and accounting practices. Mr. Tovar attended the University of California, San Diego, where he received a Bachelors degree in Biology and Certificate of Accounting. He received his Masters degree in Business Administration from National University and was recognized with a University Leadership Award.

Clayton S. Chase, Vice President of Investor Relations.

Mr. Chase, age 41, has served as Vice President of Investor Relations of the Registrant since April, 1999 and has been employed by the Registrant since 1998. Mr. Chase has nearly 10 years' experience in representing and raising capital for both public and private companies. He passed the NASD Series 7 registered representative exam in 1987. Mr. Chase headed the Arete' Design Group, a company that designs and markets audio accessories from 1994 to 1998. He was responsible for the identification and certification of a manufacturer in Tecate, Mexico, which mass produced these audio accessories. Mr. Chase graduated from the University of Colorado with a B.S. in Engineering Design and Economic Evaluation. He has served as an account executive for several businesses including: Royale Securities (public) and Moa Investment Corp. (private), both located in San Diego, California. Moa Investment Corp. acted as the General Partner in Limited Partnership syndications that purchased mostly all-cash real estate properties in the hospitality industry and Royale Securities acted as the General Partner in Limited Partnership syndications that purchased and developed oil and natural gas reserves.

Lawrence W. Holland, Vice President of Sales and Marketing.

Mr. Holland, age 32, has served as Vice President of The Majestic Companies Ltd. since December 23, 1998. Mr. Holland has over 10 years in sales and marketing as an owner of Pinnacle Trading Company, a company which conducts commerce primarily with Mexico and Central American. He has served as a Senior Account Executive at Physicians Capital Company, and First Nationwide Investment Center from March, 1993 to September, 1996. His most recent project was a direct sales program for Collegiate Sports of America. Mr. Holland received his Bachelor of Science in Business Administration with an emphasis in Finance from San Diego State University. His graduate studies include a Professional Degree in International Business, with an emphasis in Mexican and Latin American Trade, from the University of California, San Diego.

Adrian P. Corbett, Vice President of Engineering.

Mr. Corbett, age 37, has been the Registrant's Vice President of Engineering from April, 1998 to the present and has served as President, Vice President and Director of the Registrant's subsidiary, Majestic Transportation Products, Ltd. He is also the inventor of the SAFE-T-BARr bus seat safety restraint product. Mr. Corbett has an extensive background in automotive and mechanical design work. He served as Program Manager for Santa Barbara based ASHSA Corporation in which he was responsible for concept to production of a third world public transit bus development program. As an engineering planner for Lockheed Space Operations at Vandenberg Air Force Base from February, 1984 to October, 1986, Mr. Corbett's responsibilities included coordinating management, engineering, logistics and operations personnel for launch construction schedules. He received his education in Aerospace at Northrop and Arizona State University.

Michael Hecker, Vice President of Manufacturing.

Mr. Hecker, age 51, has served as Vice President of Manufacturing of the Registrant since December 23, 1998. He has a background in the construction industry as well as over 27 years' experience in product development, production control and manufacturing.
Mr. Hecker's background in construction began with his early involvement in the family roofing contractor business until joining the Navy where he attended the U.S. Naval Construction School in Port Hueneme, California in 1966. Upon graduation Mr. Hecker was assigned as a Heavy Builder to U.S. Mobile Construction Battalion Eleven. He spent two tours, attached to the 3rd Marine Division, in Vietnam building storage facilities, mess halls, bunkers, medical facilities and airstrips from 1967 through 1968. After leaving the military service, Mr. Hecker focused on remodeling homes and was Project Manager for several public utility construction contracts in the Southern California area. Mr. Hecker joined Industrial Automation Corporation in 1970. He served as both Engineering and Production Manager and was responsible for the development and manufacturing of equipment for automated packaging lines. He worked closely with such customers as Coca-Cola, Procter & Gamble, Lever Brothers, Labatts Breweries and was instrumental in the design, manufacturing and installation of the first Pepsi-Cola plant in China. When Industrial Automation Corporation was purchased by Figgie International, Mr. Hecker became General Manager of Research & Development for the Packaging Machinery Division.

Ralph D. Morren, Jr., Director.

Mr. Morren, age 43 was the Registrant's President from May, 1998 through December, 1998. Mr. Morren has been a Director of the Registrant since May 22, 1998 and has over 17 years of managerial and operational experience in both domestic and international businesses. From 1994 to 1998 Mr. Morren was the President/CEO of Morren/Laurin Marketing, LLC, President CEO of Morren Laurin, LLC and President/Chairman of Creation Homes, Inc. Responsibilities with these businesses have included the day to day management of corporate affairs and operations and planning implementation, identification, acquisition and development of company objectives. Mr. Morren has been the Chief Executive Officer of several companies specializing in Custom Homebuilding, Real Estate Sales and Marketing, and Management Asset Evaluation Services. Mr. Morren has extensive expertise in organizing and technically analyzing project management's optimal critical paths. Mr. Morren was the President of SKYTEX International, Inc.

Paul S. Hewitt, Director.

Mr. Hewitt, age 47, has served as Executive Director of the National Taxpayers Union Foundation ("NTUF") from 1990 to present. The NTUF has been one of Washington's most effective and widely publicized research and public education programs, focusing on policy issues ranging from demographics and interest group behavior to health care, budget process and Social Security reform. From 1988 to 1989 Mr. Hewitt served as Corporate Development Consultant for New Century Petroleum in which he assisted in raising $1.3 million in seed capital from private investors. Mr. Hewitt has also served as a Professional Staff Member and Staff Director on the U.S. Senate Subcommittee on Inter-Government Relations. Mr. Hewitt graduated from the University of Berkeley with a B.A. in Economics. He received a Masters of Public Administration from American University in Washington, D.C.

(b) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 1999, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (January 11, 2000). Such forms have been prepared and filed.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Registrant during the last three (3) fiscal years to the Registrant's Chief Executive Officer. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1998.

                       SUMMARY COMPENSATION TABLE

                         Annual                       Long-Term
                      Compensation                   Compensation
                                             Awards    Payouts
                                                   Securi
                                  Other            ties
Name and                          annual           under         All
Principal    Year                 compen           lying         other
Position           Salary  Bonus  sation  Restrict options/ LTIP compen
                                            stock  SARs     pay  sation
                                           award            outs
                     ($)    ($)    ($)      ($)     (#)      ($)   ($)
   (a)       (b)    (c)     (d)    (e)      (f)     (g)      (h)   (i)
Francis A.
Zubrowski
CEO/Pres
Ident        1999  $180,000  0      0        0       0        0     0
             1998    60,000  0      0      $18,000   0        0     0
             1997    48,000  0      0      $18,000   0        0     0

The information set forth relative to periods prior to the consummation of the merger of the Majestic Companies, Ltd., a Delaware corporation, into SKYTEX International in December, 1998, represents sums paid to Mr. Zubrowski by The Majestic Companies, Ltd., a Delaware corporation and prior to March, 1998 by Majestic Motor Car Company.

Employment Contract.

On November 1st, 1998, the Registrant and its President and Chief Executive Officer, Francis A. Zubrowski, renewed and amended a five year employment agreement ("Employment Agreement") whereby the Registrant paid Mr. Zubrowski an annual salary of $180,000 for 1999 and 10% increases in Mr. Zubrowski's salary per year for years 2000, 2001, 2002, and 2003. Under the Employment Agreement the Registrant also granted Mr. Zubrowski non-statutory stock options for 250,000 shares of the Registrant's common stock for each year of Mr. Zubrowski's employment. The exercise price for the stock option is $0.25 per share for year 1999, $0.35 per share for year 2000, $0.50 for year 2001, $0.75 for year 2002, and $1.00 for year 2003. The Employment Agreement also grants Mr. Zubrowski $1,000 a month as an automobile allowance, $500.00 per month medical insurance allowance, and a term life insurance policy in the face amount of one million dollars ($1,000,000).

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 1999 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of December 31, 1999 which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 15, 2000 (26,834,070 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of   Name and Address                 Amount of      Percent of
Class      Beneficial Owner                 Beneficial     Class
                                            Ownership

Common
Stock     Francis A. Zubrowski              1,693,578(2)     6.31%
          880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common
Stock     Clayton S. Chase                    224,800        0.84%
          8880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common
Stock     Ralph D. Morren                    150,000         0.56%
          8880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common
Stock     Adrian P. Corbett                  100,000         0.37%
          8880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common
Stock     Alejandro V. Tovar                  100,000         0.37%
          8880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common

Stock     Lawrence W. Holland                  60,000         0.22%
          8880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common
Stock     Michael Hecker                            0        0.00%
          8880 Rio San Diego Road
          8th Floor
          San Diego, CA 92108

Common
Stock    Paul S. Hewitt                             0        0.00%
         8880 Rio San Diego Road
         8th Floor
         San Diego, CA 92108

Common
Stock    Shares of all directors and        2,328,378        8,68%
         executive officers as a
         group (8 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) Also includes the 500,000 shares which could be obtained upon the current exercise of nonstatutory stock option for the years 1999 and 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

The Registrant executed a Promissory Note in October, 1998, whereby the Registrant agreed to pay the aggregate amount of Two Hundred Sixty Thousand Dollars ($260,000.000) to Mei Wah Company, Inc., a California corporation, by December 31, 1999 ("Promissory Note"). The terms, rights, title and interest to the Promissory Note were restructured and assigned to Francis A. Zubrowski's wife, Gail E. Bostwick, on April 8, 1999. The Registrant thereby received more favorable terms and conditions permitting payment over a period of seventy (70) months rather than maturing on December 31, 1999.

In May, 1999 the Registrant obtained a $1,250,000 line of credit from a private lender for use in its modular operations in Modesto, California. The Registrant had drawn a total of $186,680 in proceeds from this facility as of September 30, 1999, but was unable to draw further sums under the line of credit due to the fact that the lending source ceased operations.
Subsequent to these events, the Registrant's CEO, Francis Zubrowski, liquidated the balance payable on the line of credit in a private transaction with an exchange of restricted stock he owned. The Registrant thereupon agreed to repay to Mr. Zubrowski the amount of $186,680 that Mr. Zubrowski paid on the line of credit.

Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules               Page

Report of Independent Accountants                               30

Balance Sheets of the Registrant as
of December 31, 1999 and December 31, 1998                      31

Consolidated Statements of Operations for the year ended
December 31, 1999 and the year ended December 31, 1998          33

Consolidated Statements of Shareholders' Equity for the year
ended December 31, 1999 and the year ended December 31, 1998    34

Consolidated Statements of Cash Flows for the year ended
December 31, 1999 and the year ended December 31, 1998          35

Notes to Financial Statements                                   36

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  The Majestic Companies, Ltd.


Dated: April 12, 2000By:          /s/  Francis A. Zubrowski
                                  Francis A. Zubrowski, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                        Date

/s/ Francis A. Zubrowski     President/Chief Executive    April 12, 2000
Francis A. Zubrowski         Officer/Director

/s/ Alejandro V. Tovar       Secretary/Controller         April 12, 2000
Alejandro V. Tovar          (Principal Financial and
                             Accounting Officer)

/s/ Ralph D. Morren, Jr.     Director                     April 12, 2000
Ralph D. Morren, Jr.

/s/ Paul S. Hewitt           Director                     April 12, 2000
Paul S. Hewitt


           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The Majestic Companies, Ltd.
San Diego, California

We have audited the accompanying consolidated balance sheets of The Majestic Companies, Ltd. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Majestic Companies, Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Stefanou & Company, LLP
Stefanou & Company, LLP
Certified Public Accountants
McLean, Virginia
April 2, 2000


                     THE MAJESTIC COMPANIES, LTD.
                      CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1999 AND 1998

ASSETS                                         1999            1998

CURRENT ASSETS:
  Cash and equivalents                         $    4,970      $  305,639

  Accounts receivable, net of
  allowance for doubtful accounts                  69,182         147,238

  Inventory, at lower of cost or market           499,575       1,214,026

  Deposits                                         53,263          64,213

  Prepaid expenses                                  1,386          12,500

Total current assets                              628,376       1,743,616

PROPERTY AND EQUIPMENT-AT COST:

  Buildings under operating leases (Note E)       236,084          35,000

  Furniture, equipment and leasehold
  Improvements                                    491,644         279,095

                                                  727,728         314,095

  Less accumulated depreciation                   100,549          18,430

                                                  627,179         295,665

OTHER ASSETS:

  Intangible assets (Note F)                       91,684           5,942

                                               $1,347,239      $2,045,223

See accompanying notes to consolidated financial statements

                    THE MAJESTIC COMPANIES, LTD.
                     CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 1999 AND 1998

                                                 1999            1998
LIABILITIES

CURRENT LIABILITIES:
  Current maturities of long-term
  debt (Note D)                                  $  600,720      $  271,604
  Accounts payable and accrued expenses           1,199,054         458,318
  Customer deposits                                 286,175         933,446

Total current liabilities                         2,085,949       1,663,368

LONG-TERM DEBT, less current maturities
(Note D)                                            495,865          21,738

COMMITMENTS AND CONTINGENCIES (Note K)

STOCKHOLDERS' EQUITY (NOTES G AND J)
50,000,000 shares authorized;
26,834,070 issued at December 31, 1999;
21,111,863 shares issued at December
31, 1998                                            26,834           21,112

Additional paid-in-capital                       5,573,165        3,073,945
Stock subscription receivable                        -              (24,000)
Accumulated deficit                             (6,834,574)      (2,710,940)
                                                (1,234,575)         360,117
                                                 1,347,239        2,045,223

See accompanying notes to consolidated financial statements

                   THE MAJESTIC COMPANIES, LTD.
                CONSOLIDATED STATEMENTS OF LOSSES
              YEARS ENDED DECEMBER 31, 1999 and 1998

                                              1999             1998
Revenues:

  Modular buildings                           $ 2,265,609      $   393,382
  Rental income                                    23,529        2,475
                                                2,289,138          395,857
Cost and expenses:

  Modular Buildings                             2,234,812          425,281
  Selling, general and administrative           3,726,650        2,131,571
  Research and development                        190,430          191,687
  Interest                                         77,959            1,428
  Depreciation and amortization                    83,403           19,178
                                                6,413,254        2,769,145
Operating loss                                 (4,124,116)      (2,373,288)

Interest income                                       482             -
Income (taxes) benefit                               -                -

Net loss                                      $(4,123,634      $(2,373,288)

Loss per common share (basic and
assuming dilution)                            $      (.17)     $      (.20)

Weighted average common shares
outstanding (Note L)                           24,942,985       11,998,422

See accompanying notes to consolidated financial statement

                       THE MAJESTIC COMPANIES, LTD.
      CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999 AND 1998

                   Common    Stock    Add'l    Stock     Accumu    Total
                   Shares    Amount   Paid-in  Subscrip  lated
                                      Capital  tion      Deficit
                                               Receiv
                                               able
Balance at
December 31,
1997              4,024,758   40,247   445,053     -    (337,652)   147,648

Shares issued in
connection with
merger with
Skytex,
International
Inc.              2,500,000   25,000      -        -                 25,000

Shares issued to
consultants and
employees in
exchange for
services          5,162,044   51,620   636,695     -                688,315

Sale of stock
issued pursuant
to private
placement, net
of costs          2,855,403   28,554  1,047,888                   1,076,442

Stock split
(Note J)          4,904,658   49,047    (49,047)                       -

Reduction in par
value of
common stock          -     (190,006)   190,006                        -

Issuance of
stock in
exchange for
debt (Note M)     1,665,000   16,650    803,350                     820,000

Subscription
note
receivable             -        -         -      (24,000)           (24,000)

Net loss               -        -         -         -   (2,373,288) (2,373,288)

Balance at
December 31,
1998            21,111,863    21,112  3,073,945  (24,000)$(2,710,940) 360,117

Sale of stock
issued
pursuant to
private
Placement
(Note J)         2,115,498     2,115    976,159                       978,274

Sale of stock
issued to a
private placement
(Note J)           725,000       725     349,725                       350,000

Shares issued
to consultants
and employees
in exchange for
services         2,321,709    2,322      888,262                       890,584

Issuance of
Stock in
Exchange for
Debt               560,000      560      285,524                       286,084

Receipt of
Subscription
Note Receivable                                    24,000               24,000

Net loss             -           -          -        -   (4,123,634) (4,123,634)

Balance at
December 31,
1999             26,834,070  26,834  5,573,165       -   (6,834,574) (1,234,575)

See accompanying notes to consolidated financial statement

                      THE MAJESTIC COMPANIES, LTD.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999 and 1998

                                                1999            1998
Increase (decrease) in cash and equivalents
Cash flows from operating activities
  Net loss for the year                         $(4,123,634)    $(2,373,288)
  Adjustments to reconcile net earnings to net cash provided by operating activities:

Common stock issued in connection for
services rendered                                   890,584         688,315

Depreciation and amortization                        83,403          19,178

Write-down in value of asset                                        260,000

(Increase) decrease in:
Accounts receivable                                 78,057         (111,143)
Prepaid expenses and other                         (63,678)         (82,655)

Inventory                                          714,451       (1,214,026)
Increase (decrease) in:
  Accounts payable and accrued
  expenses, net                                    740,736          219,860
  Customer deposits                               (647,271)         933,446

Net cash (used) provided by operating
Activities                                      (2,327,352)      (1,660,313)
Cash flows used in investing activities:
  Capital expenditures, net of disposals          (413,633)        (313,318)
  Net cash used in investing activities           (413,633)        (313,318)

Cash flows used in financing activities:
  Proceeds from sale of common stock, net
  of costs                                       1,352,275        1,076,442
  Proceeds from loans                            1,256,121        1,092,935
  Repayments of loans, net                        (168,080)         (31,426)
  Net cash, provided (used) in financing
  activities                                     2,440,316        2,137,951
  Net (decrease) increase in cash and
  equivalents                                     (300,669)         164,320
Cash and equivalents at beginning of year          305,639          141,319
Cash and equivalents at end of year                  4,970          305,639

Supplemental Disclosures of Cash Flow
Information
Cash paid during the year for interest             177,959            1,428
Acquisition:
  Assets acquired                                     -                  10
  Accumulated deficit                                 -               3,334
  Liabilities assumed                                 -                (115)
  Common stock issued                                 -              (3,229)
  Net cash paid for acquisition                       -                 -
Non-cash financing activities
  Common stock issued for services                 890,584          688,315
  Issuance of common stock in exchanged for
  debt (Note M)                                    286,084          820,000
  Common stock subscriptions receivable                              24,000

See accompanying notes to consolidated financial statements

                      THE MAJESTIC COMPANIES, LTD.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 and 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

On December 11, 1998, The Majestic Companies, Ltd., a Delaware corporation, hereinafter referred to as "Majestic (Delaware)" ("Company"), completed a merger with Skytex International, Inc. ( or "Skytex"), an inactive Nevada corporation with no significant assets or operations. The resulting merged Nevada corporation was subsequently renamed " The Majestic Companies, Ltd.", hereinafter referred to as the "Company". Effective with the merger, all previously outstanding common stock of Majestic (Delaware) was exchanged for common stock of Skytex , resulting in the previous security holders of Majestic (Delaware) owning approximately 84% of the voting stock of Skytex,, in an exchange ratio of one (1) share of the Company in exchange for one (1) share of Skytex.

The Company develops, manufactures and markets relocatable modular classrooms, office buildings, telephone equipment bunkers and modular structures. This activity is conducted primarily in the western part of the United States. The Company is also engaged in the origination and servicing of new modular building leases. This activity is conducted primarily in the state of California. All of the leases which the Company enters into are accounted for as operating leases. The Company is also in the business of developing and marketing a proprietary passenger restraint system for the school bus industry.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Majestic Modular
Buildings, Ltd., Majestic Financial, Ltd., and Majestic
Transportation, Ltd. Significant intercompany transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of modular buildings available for sale to contract clients and the public, along with materials and work-in progress.

Components of inventories as of December 31, 1999 and 1998 , are as follows:

                                                1999         1998

Raw materials                                 $ 178,700      $  143,119
Finished goods and work-in-progress             320,875       1,070,907
                                              $ 499,575      $1,214,026
Revenue Recognition

The Company follows a policy of recognizing modular building sales at the time of shipment. The Company follows a policy of recognizing revenue from leasing modular buildings as operating leases. At the inception of the lease, no lease revenue is recognized and the leased building appears on the balance sheet as "buildings under operating leases". The capitalized cost of each modular building is depreciated over the lease term on a straight-line basis down to the Company's original estimate of the projected value of the building at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December
31, 1999 and 1998, advertising costs were $47,125 and $33,303, respectively.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment and 15 years for building and improvements). The straight-line method of depreciation is also used for tax purposes.

Intangible Assets

Intangible assets consist of patents, trademarks, and licensing agreements to build transportation equipment and organization costs, which are amortized using the straight line method over the estimated useful lives of the assets which range from five to seven years. In 1999 the Company capitalized the costs to develop state certified building plans used in the manufacture of modular buildings. The plans are amortized over the course of their useful lives of three years. Organization costs incurred after December 31, 1999 will be expensed as incurred in accordance with AICPA Statement of Position 98-5.

In 1998 the Company abandoned the development of building transportation equipment and, accordingly, the asset was disposed of (See Note F).

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income
Taxes".

Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Research and Development

Company-sponsored research and development costs related to both present and future products are expended in the year incurred.
Total expenditures on research and product development for 1999 and 1998 were $190,430 and $191,687, respectively.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts were $0 at December 31, 1999 and 1998, respectively.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $4,123,634 during the year ended December 31, 1999 and $ 2,373,288 during the year ended December 31, 1998. The Company's current liabilities exceeded its current assets by $1,457,573 as of December 31, 1999. At December 31, 1999 a
substantial portion of all of the Company's assets are illiquid.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not
have an effect on financial condition or    operating results.
The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains
related directly to the  hedged item. SFAS No. 133's  impact   on
the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 1999 and 1998 relating to the adoption of this standard.

NOTE B-BUSINESS COMBINATION

On December, 11, 1998, Majestic (Delaware) merged, in an exchange for common stock, Skytex International, Inc. (Skytex) in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Skytex was $3,229. The net assets acquired were as follows:

          Net assets               $     10
          Accumulated deficit         3,334
          Net liabilities              (115)
                                   $  3,229

As Skytex was an inactive corporation with no significant operations, Majestic (Delaware) recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in Majestic (Delaware)'s consolidated statement of losses. Majestic (Delaware) expensed in 1998 $21,771 which represents the excess of the purchase price of Skytex over the net assets acquired.

NOTE C-ACQUISITIONS

In April, 1998, Majestic (Delaware)  purchased the inventory
(consisting of primarily raw materials) and licensing rights of Cal-American Building Company for $68,000. Cal-American manufactures, markets and distributes modular classrooms, office buildings, medical facilities and telephone communication shelters.

The purchase of inventory and licensing rights were accounted for accordingly and, the operating results of the business has been
included in Majestic (Delaware)'s   consolidated financial
statements since the date of purchase and inception of operations.

NOTE D-LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                   1999         1998

Note payable in monthly installments of
$5,000, including interest at 12% per annum,
unsecured; payable to related party and secured
third party collateral (See Note M)                $  211,308   $ 260,000

Note payable in monthly installments of
$1,187 including interest at 9.75% per annum;
secured by office equipment                            20,828      33,342

Note payable in monthly installments of
interest only at 10% per annum, secured by
accounts receivable, inventory and
equipment                                              25,000           -

Note payable in monthly installments of
interest only at 10% per annum, secured by
accounts receivable , inventory and
equipment                                              50,000           -

Note payable in monthly installments of
interest only at 10% per annum, secured by
accounts receivable , inventory and
equipment                                            100,000            -

Note payable in monthly  installments of
principal and interest at 19.57% per annum,
secured by equipment                                  21,917            -

Note payable in monthly installments of
$1,276,  interest only at 10% per annum,
secured by accounts receivable, inventory
and equipment                                        100,000            -

Note payable in monthly installments of
interest only at variable rates ranging
from 12% to 40% per annum, secured by
specified accounts receivable                        252,517            -

Note  payable  to related party at 0 %
interest per annum; unsecured  (See Note M)           70,300            -

Note payable in monthly installments of $
682 , including  principal and interest at
12% per annum, secured by equipment                   14,209            -

Note payable in monthly installments of   $
820, including principal and interest at
21%  per annum, secured by equipment                  40,706            -

Note payable to related party at 0% per
annum; unsecured (See Note M)                         57,039            -

Note payable to officer at 12% per annum;
unsecured (See Note M)                               132,761            -

                                                   1,096,585      293,342
Less: current portion                                600,720      271,604

                                                  $  495,865     $ 21,738

Aggregate maturities of long-term debt as of December 31, 1999 are as follows:

             Year                   Amount

             2000                   $  600,720
             2001                      140,000
             2002                      110,000
             2003                       95,000
             2004                       80,000
             2005 and after             70,865
                                    $1,096,585

NOTE E-BUILDINGS UNDER OPERATING LEASES

Buildings under operating leases consist of the following:

                          1999          1998
Buildings                 $236,084      $ 35,000

Less:  accumulated
Depreciation                14,816           194

                          $221,268      $ 34,806

The buildings are depreciated to their estimated residual value of $28,000 over the life of the lease contracts.

The following is a schedule by years of minimum future rentals on noncancellable operating leases as of December 31, 1999:

Year ending December 31,
                            2000            $  39,670
                            2001               28,305
                            2002               18,750
                                            $  86,725

NOTE F-INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31 are summarized as follows:

                                  1999            1998

Trademarks                        $ 12,884        $  5,168
Organization costs                       -           1,642

Plans                               78,800               -

                                    91,684           6,810

Less: accumulated
Amortization                        17,758             868
Intangible assets, net            $ 73,926        $  5,942

Amortization expense included as a charge to income amounted to $17,758 and $ 868 for the year ended December 31, 1999 and 1998, respectively.

Majestic (Delaware) determined that there would be no cash flows derived from a previously acquired product license agreement . Accordingly, Majestic (Delaware) recognized an asset impairment loss of $208,000, the carrying value of the asset, as of December 31, 1999.

NOTE G-STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a key employee of the Company (See Note O).

                        Number     Weighted Average      Number of
                        of shares    Exercise Price   Shares Exercisable

Outstanding at
December 31, 1997        250,000    $         .25           250,000
Granted                  500,000              .45           500,000
Exercised-                     -                -                 -
Cancelled                      -                -                 -
Outstanding at
December 31, 1998        750,000                -           750,000
Granted
Exercised               (500,000)             .45           (500,000)
Cancelled                      -                -                  -
Outstanding at
December 31, 1999        250,000    $         .25            250,000

For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the years ended December 31, 1999 and 1998, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk free interest rate of 6.0% an expected life of two years for all grants. The weighted-average fair values of the stock options granted during the years ended December 31, 1999 and 1998 were $.19 and $.03, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(4,171,134) and $(.17) in 1999 and $(2,383,188) and $(.20) in
1998, respectively.

NOTE H-INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $6,834,574, which expire through 2015. The future utilization of the operating loss carryforwards or the time period in which the carryforwards could be utilized could be limited if certain historical stockholders of Majestic sell their shares within two years of the purchase of Skytex.
The deferred tax asset related to the carryforward is
approximately $2,300,000.   The Company has provided a valuation
reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 1999 are as follows:

Non Current:
   Net operating loss carryforward        $ 2,300,000
   Valuation allowance                      2,300,000
Net deferred tax asset                    $         -

NOTE I-MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $1,659,929 or 73% and $178,000 or 45% of sales for the year ended December 31, 1999 and 1998, respectively.

NOTE J - CAPITAL STOCK

Majestic Minerals, Ltd., the original Predecessor to Majestic (Delaware), was incorporated in August, 1995 and formed under the laws of British Columbia, Canada. In 1995, Majestic Minerals, Ltd. issued a total of 150,329 shares of its common stock in a private placements to sophisticated investors in the United States and Province of British Columbia, Canada and 770,000 shares to consultants for services rendered on its behalf. In April, 1997, Majestic Minerals, Ltd. changed its name to Majestic Motor Car Company, Ltd., hereinafter referred to as "Majestic Motors". During 1997, Majestic Motors issued a total of 1,624,429 shares of its common stock in private placement to sophisticated investors, primarily in the United States in exchange for $301,600 net of costs and fees. In addition, Majestic Motors issued 1,480,000 shares to consultants and employees for services rendered during 1997.

In February, 1998, Majestic Motors' Board of Directors approved a three (3) share for one (1) common stock split.

In March, 1998, the Shareholders of Majestic Motors exchanged all of the outstanding shares of common stock of Majestic Motors on a share for share basis for shares of common stock in Majestic (Delaware), a corporation at the time with no material operations organized for the sole purpose of reincorporating Majestic Motors under the laws of the State of Delaware.

In 1998, Majestic (Delaware) issued a total of 4,520,403 shares of common stock in a private placements and exempt offerings to sophisticated investors, primarily in the United States in exchange for $1,896,442 net of costs and fees. Certain investors received warrants to purchase Majestic (Delaware)'s common stock at exercise prices ranging from $1.50 to $2.00 per share. The warrants expire at various dates through December 31, 2000. As of December 31, 1999, Majestic (Delaware) had outstanding warrants for 1,445,000 shares.

In December 1998, Majestic (Delaware) completed a merger with
Skytex International, Ltd. (Skytex), a Nevada corporation with no material operations. The shareholders Majestic (Delaware) exchanged all of the outstanding shares of common stock of Majestic (Delaware) on a one for one basis for shares of common stock in Skytex.

Immediately following the merger, Skytex was renamed The Majestic
Companies, Ltd., a Nevada corporation.

In 1999, Majestic (Delaware) issued a total of 2,840,498 shares of common stock in a private placements and exempt offerings to sophisticated investors, primarily in the United States in exchange for $1,325,434 net of costs and fees. Majestic (Delaware) issued 2,321,709 shares to consultants and employees for $890,584 of services rendered during 1999. The shares issued to the consultants and employees were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In addition, Majestic (Delaware) issued 560,000 shares of common stock in exchange for $286,084 of previously incurred debt.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE K-COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office and warehouse space on a year-to-year basis in San Diego, California for its Corporate offices. The Company also leases warehouse and plant facilities in Modesto, California. Commitments for minimum rentals under non-cancelable leases at the end of 1999 are as follows:

2000                      $    204,950
2001                           186,475
2002                           180,000
2003                            60,000
                          $    631,425

Employment and Consulting Agreements

The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. At December 31, 1999, the Company's President and Chief Executive Officer waived any and all claims for unpaid compensation of $140,000 under the employment agreement.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

License and Royalty Agreements

The Company has entered into a licensing and royalty agreement which allow the Company to use certain patent rights in the passive restraint products the Company is currently developing. The licensing agreement requires royalty payments ranging from 2% to 4% of specified product sales. Minimum royalty payments due under this agreement for the period 2000 through 2004 total approximately $250,000.

For the years ended December 31, 1999 and 1998, royalty payments charged to expense were $25,000 and $0, respectively.

Litigation

In 1998, a financial institution filed a complaint against Majestic Modular Buildings, Ltd, a wholly-owned subsidiary of the Company in the Stanislaus County Superior Court. The complaint alleges the previous owners of Cal-American Buildings, Inc. (See Note C) improperly transferred property to the Company in connection with the Sale of certain assets. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the bank's claims.

NOTE L-LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                         1999               1998

Net loss available for common
Shareholders                            $(4,123,634)        $(2,373,288)
Basic and fully diluted loss per share  $      (.17)        $      (.20)
Weighted average common shares
Outstanding                              24,942,985          11,988,422

Net loss per share is based upon the weighted average number of shares of common stock outstanding. In February, 1998, a three
(3) for one (1) stock split of the Company's common stock was effected in the form of a 200 percent stock split (See Note J). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

NOTE M-RELATED PARTY TRANSACTIONS

In 1998, the Company's President and Chief Executive Officer advanced the Company in the form of a loan, $820,000. The loan was unsecured and was payable on demand at 0% interest per annum. The loan was paid in full in 1998 in exchange for 1,665,000 shares of restricted common stock in the Company. The Company valued the shares based upon the Company's estimated fair market value of the Company's common stock at the time of the exchange.

In 1998, the spouse of the Company's President and Chief Executive Officer purchased, for consideration, the $260,000 note payable from the Note holder (See Note D). The Company and the note holder amended the repayment terms of the note to provide for seventy (70) equal monthly installments of principal and interest at 12% per annum.

In 1999, the Company's President and Chief Executive Officer and his spouse advanced funds in the form of unsecured notes to the Company for working capital purposes. As of December 31, 1999 the amounts due the Company's President and Chief Executive Officer and his spouse were $ 132,761 and $ 70,300, respectively. The notes are unsecured and non-interest bearing.

In 1999, a company whose shareholders include officers of the Company, advanced funds in the form of an unsecured note to the Company for working capital purposes. As of December 31, 1999 the amount due the company was $ 57,039. The note is unsecured and is non-interest bearing.

NOTE N-SEGMENT INFORMATION

The Company's operations are classified into three reportable segments: Majestic Modular, Majestic Financial and Majestic Transportation. The Company's three reportable segments are managed separately based on fundamental differences in their operations.

Majestic Modular develops, manufactures and markets re-locatable modular classrooms, offices, office buildings, telephone equipment bunkers and modular structures. Majestic Modular's customers are primarily in the State of California.

Majestic Financial originates and services modular building leases. Majestic Financial's customers are primarily in the State of California.

Majestic Transportation is developing and marketing a proprietary passenger restraint system for the school bus industry. While Majestic Transportation is in the developmental stage and has not reported sales from its inception, the Company believes its products will be sold to customers throughout North America.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment.
Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

                                             1999            1998

Sales:
Majestic Modular                             $2,265,609      $  393,382
Majestic Financial                               23,529           2,475
Majestic Transportation                               -               -
    Total Sales                               2,289,138         395,857

Operating Income(Loss):
Majestic Modular                             (1,522,237)       (638,897)
Majestic Financial                              (37,461)          2,229
Majestic Transportation                        (362,128)       (182,463)
Corporate General and
Administrative Expenses                      (2,202,290)     (1,554,157)
   Total Segment Operating Loss              (4,124,116)     (2,373,288)

 Segments Assets:
 Majestic Modular                             1,041,325       1,694,915
 Majestic Financial                             222,531          99,754
 Majestic Transportation                         56,217           6,348
 Corporate                                       27,166         244,206
    Total Segment Assets                      1,347,239       2,045,223

Capital Expenditures:
Majestic Modular                                168,402         247,583
Majestic Financial                              201,084          35,000
Majestic Transportation                          44,147           1,239
Corporate                                             -          29,496
  Total Capital Expenditures                    413,633        313,318

Depreciation and Amortization:
Majestic Modular                                 57,349         15,460
Majestic Financial                               14,621            194
Majestic Transportation                           5,861             60
Corporate                                         5,572          3,464
   Total Depreciation and Amortization           83,403         19,178

NOTE O-SUBSEQUENT EVENTS

Subsequent to the date of the Company's financial statements, the Company's Board of Directors adopted the Majestic Companies, Ltd., Stock Incentive Plan. The purpose of the plan is to provide incentives to officers and employees of the Company who may be designated for participation and to provide additional means of attracting and retaining personnel. The plan provides for the reservation of 8,000,000 shares of the Company's common stock for issuance upon the exercise of the options granted under the Plan. The number of shares of common stock reserved for the grant of options and the number of shares granted under the Plan are subject to adjustment to give effect to any stock splits, dividends, or other relevant changes in capitalization of the Company. The exercise price for such options shall be $.20 per share and vest at the date of the award.

Subsequent to the date of the Company's financial statements, the Company adopted a Retainer Stock Plan for Non-Employee Directors and Consultants ("Retainer Stock Plan"). The Retainer Stock Plan is intended to allow the Company to pay non-employee Directors and consultants shares of the Company's common stock for the services provided to the Company.

Subsequent to the date of the financial statements, a complaint against Majestic Modular Buildings, Ltd., a wholly-owned subsidiary of the Company was filed by the United States Bankruptcy Trustee in the bankruptcy of Cal-American Buildings, Inc., United States Bankruptcy Court of the Eastern District of California. The complaint seeks damages for an alleged breach of contract of a license agreement between the defendant and the debtor. (See Note C). The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the bank's claim.

NOTE P-GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1999 and 1998, the Company incurred loses from operations of $4,123,634 and $ 2,373,288 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                     COMPUTATION OF LOSSES PER COMMON
                       AND COMMON EQUIVALENT SHARES
                For the years ended December 31, 1999 and 1998

                                              1999          1998

Shares outstanding at beginning of period     21,111,863    4,024,758

Weighted average of common
shares issued during the period                3,831,122    7,963,664

Weighted average of common
Shares outstanding during the period
(adjusted for 3 for 1 stock split in 1998)    24,942,985   11,988,422

Stock options and warrants
outstanding-not included as they have
no dilutive effect                                     -            -

Shares used in computing earnings per
common share                                  24,942,985   11,988,422

Loss per common share
($4,123,634)/24,942,985)                      $     (.17)

Loss Per common share
($2,373,288/11,988,422)                                    $     (.20)

                            EXHIBIT INDEX

Exhibit.                         Description
   No.

2.1 Agreement and Plan of Merger dated October 8, 1998, between Skytex International, Inc., and The Majestic
        Companies, Ltd. (incorporated by reference to Exhibit 8.1 to the Form 10-SB/A filed on February 8, 2000).

2.2 First Amendment to Agreement and Plan of Merger dated December 10, 1998 (incorporated by reference to Exhibit 8.2 to the Form 10-SB/A filed on February 8, 2000).

2.3 State of Delaware Certificate of Merger of Domestic Corporation and Foreign Corporation dated December 16, 1998 (incorporated by reference to Exhibit 8.3 to the Form 10-SB/A filed on February 8,
        2000).

2.4 Articles of Merger of Domestic and Foreign Corporations into Skytex International, Inc., dated November 3, 1998 (incorporated by reference to Exhibit 8.4 to the Form 10-SB/A filed on February 8,
        2000).

3.1     Articles of Incorporation of The Majestic Companies,
        Ltd., including all amendments thereto (incorporated by reference to Exhibit 2.1 to the Form 10-SB/A filed on February 8, 2000).

3.2 Amended and Restated Bylaws of The Majestic Companies, Ltd. (incorporated by reference to Exhibit 2.2 to the Form 10-
        SB/A filed on February 8, 2000).

4 Warrants to purchase 100,000 shares of The Majestic Companies, Ltd., owned by Margaret C. Hubard expiring August 27, 2001 and executed on August 27, 1999 (incorporated by reference to Exhibit 6.16 to the Form 10-SB/A filed on February 8, 2000).

10.1    Office Lease dated December 31, 1997, between Mission
        Valley Business Center LLC and The Majestic Companies, Ltd. (incorporated by reference to Exhibit 6.1 to the Form 10-SB/A filed on February 8, 2000).

10.2 Real Property Lease dated May 1, 1998, between Berberian Farms Corporation and Majestic Modular Buildings, Ltd. (incorporated by reference to Exhibit 6.2 to the Form 10-SB/A filed on February 8,
        2000).

10.3    Equipment Lease dated August 10, 1999, between Saddleback
        Financial Corporation and Majestic Modular Buildings, Ltd. (incorporated by reference to Exhibit 6.3 to the Form 10-SB/A filed on February 8, 2000).

10.4    Lease/Purchase Agreement dated August 31, 1999, between
        A-Z Bus Sales, Inc., and The Majestic Companies, Ltd. (incorporated by reference to Exhibit 6.4 to the Form 10-SB/A filed on February 8,
        2000).

10.5    Employment Agreement dated November 1, 1998, between
        Francis A. Zubrowski and The Majestic Companies, Ltd. (incorporated by reference to Exhibit 6.5 to the Form 10-SB/A filed on February 8,
        2000).

10.6    Assignment by Mei Wah Company, Inc. Note of $260,000 to
        Gail E. Bostwick dated April 8, 1999 (incorporated by reference to Exhibit 6.6 to the Form 10-SB/A filed on February 8, 2000).

10.7 Security Agreement dated May 21, 1999, between Gail E. Bostwick and The Majestic Companies, Ltd. (incorporated by reference to
        Exhibit 6.7 to the Form 10-SB/A filed on February 8, 2000).

10.8 License Agreement dated April 22, 1998, between Cal-American Building Company, Inc., Steven D. Rosenthal and Majestic Modular Buildings, Ltd. (incorporated by reference to Exhibit 6.8 to the Form 10-SB/A filed on February 8, 2000).

10.9    Promissory Note dated August 27, 1999, payable to
        Margaret C. Hubard by The Majestic Companies, Ltd. and Majestic Transportation Products, Ltd. in the Aggregate Amount of $100,000
       (incorporated by reference to Exhibit 6.9 to the Form 10-SB/A filed on February 8, 2000).

10.10 Agreement for a Funding Source dated May 21, 1999, between Rick Griffeyand Majestic Modular Buildings, Ltd.
        (incorporated by reference to Exhibit 6.11 to the Form 10-SB/A filed on February 8, 2000).

10.11 Patent License Agreement dated February 20, 1998, between Adrian P.Corbett and Majestic Motor Car Company, Ltd.
       (incorporated by reference to Exhibit 6.12 to the Form 10-SB/A filed on February 8, 2000).

10.12 Promissory Note payable in the aggregate amount of $260,000 from Skytex International, Inc. to Mei Wah Company, Inc.
       (incorporated by reference to Exhibit 6.13 to the Form 10-SB/A filed on February 8, 2000).

10.13   Consulting Agreement dated May 28, 1999, between The
        Majestic Companies, Ltd., a Delaware corporation and
        Venture Consultants, LLC, terminating May 28, 2000 (incorporated by reference to Exhibit 6.14 to the Form 10-SB/A filed on February 8, 2000).

10.14 Investment Banking Services Agreement date September 29, 1999 between NC Capital Markets, Inc. and The Majestic Companies, Ltd.
       (incorporated by reference to Exhibit 6.15 to the Form 10-SB/A filed on February 8, 2000).

10.15 Security Agreement dated August 26, 1999 between The Majestic Companies, Ltd. and Majestic Transportation Products, Ltd. and Margaret C. Hubard (incorporated by reference to Exhibit 6.17 to the Form 10-SB/A filed on February 8, 2000)

10.16 Disbursement Agreement dated August 26, 1999 between The Majestic Companies, Ltd., Majestic Transportation Products, Ltd. and
        Margaret C. Hubard in the aggregate amount of $100,000 (incorporated by reference to Exhibit 6.18 to the Form 10-SB/A filed on February 8, 2000).

10.17   Promissory Note between Francis A. Zubrowski and The
        Majestic Companies, dated October 20, 1999 (incorporated by reference to Exhibit 6.19 to the Form 10-SB/A filed on February 8, 2000).

27      Financial Data Schedule (see below).