Form 10QSB
period 2000-03-31
MAJESTIC COMPANIES LTD
filed 2000-05-15
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH  31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                  COMMISSION FILE NUMBER: 000-28083

                     THE MAJESTIC COMPANIES, LTD.
        Exact name of registrant as specified in its charter)

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

As of March 31, 2000, the Registrant had 31,974,070 shares of common stock issued and outstanding.

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         MARCH 31, 2000                                           3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH
         31, 2000 AND MARCH 31, 1999                              4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999                                       5

         NOTES TO FINANCIAL STATEMENTS                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      9

PART II

ITEM 1.  LEGAL PROCEEDINGS                                       11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     12

ITEM 5.  OTHER INFORMATION                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        12

SIGNATURE                                                        13

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                     THE MAJESTIC COMPANIES, LTD.
                 CONSOLIDATED BALANCE SHEET (Unaudited)

                                                      March 31, 2000
ASSETS
Current Assets:
Cash and Equivalents                                   $    28,110
Accounts Receivable                                         69,181
Deposits and Other Prepaid Expenses                        142,520
Inventory, at Cost                                         850,147
   Total Current Assets                                  1,089,958

Property and Equipment: At Cost-Net of
Depreciation                                               635,223

Other Assets:
Intangible Assets                                           71,143
Total Assets                                            $1,796,324

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Current Maturities of Long Term Debt                    $  209,205
Accounts Payable and Accrued Liabilities                 1,385,960
Customer Deposits                                          306,703

Total Current Liabilities                                1,901,867

Long Term Debt, Less Current Maturities                    615,091

Stockholders' Equity:
Convertible Preferred Stock, Par Value, $0.001
per share 2,000,000 shares authorized; none
issued                                                           0
Common Stock, Par Value $0.001 per Share:
50,000,000 shares authorized,
31,974,070 shares issued and
outstanding at March 31, 2000                               31,974
Additional Paid-In Capital                               7,267,625
Accumulated Deficit                                     (8,020,233)
Shareholders' Equity                                      (720,634)
Total Liabilities and Equity                            $1,796,324

See Accompanying Notes to Unaudited Financial Statement

                       THE MAJESTIC COMPANIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                         Three Months     Three Months
                                             Ended            Ended
                                        March 31, 2000  March 31, 1999

Net Sales                              $        63,241     $1,290,046
Cost of Goods Sold                              52,804      1,278,500
Gross Profit                                    10,437         11,546

Operating Expenses:
Research and Development                        23,530         42,325
Sales and Marketing                              1,931         19,885
General and Administrative                   1,132,934      1,159,062
Depreciation & Amortization                     14,931         17,475
Total Operating Costs                        1,173,326      1,238,747

Interest Expense                                22,769          3,450

Income Before Income Taxes                  (1,185,658)    (1,230,650)

Income Tax Expense                                   -              -

Net Income                                 $(1,185,658)   $(1,230,650)

Loss Per Common Share
(Basic and Diluted)                           $(0.04)         $(0.06)

Weighted Average Common                     29,201,848    20,117,735
Shares Outstanding

See Accompanying Notes to Unaudited Financial Statement

                    THE MAJESTIC COMPANIES, LTD.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                          Three Months     Three Months
                                              Ended           Ended
                                          March 31, 2000   March 31, 1999

Cash Flows from Operating Activities
Net Loss for the Year                     $(1,185,658)     $(1,230,650)

Adjustments to Reconcile Net Earnings
(Loss) to Net Cash Provided By Operating
Activities:
Common Stock Issued in Connection with
Services Rendered                             739,600          275,000
Write Down in Value of Asset                        -                -
Depreciation and Amortization                  14,931           17,475

(Increase) Decrease in:
Accounts Receivables                                -          119,262
Prepaid Expenses and Other                    (87,871)           1,500

Inventory                                    (350,572)         907,302
Increase(Decrease) in:
Accounts Payable and Accrued
Expenses, net                                 186,906          173,800
Customers Deposits                             20,528         (800,526)
Net Cash (used) Provided by Operating
Activities                                   (662,136)        (536,837)

Cash Flows Used in Investing Activities:
Capital Expenditures, Net of Disposals         (8,044)        (206,284)
Net Cash Used in Investing Activities          (8,044)        (206,284)

Cash Flows Used in Financing Activities:
Proceeds from Sale of Common Stock, Net
of Costs                                            -          343,000
Proceeds from Loans                          1,614,820         286,680
Repayments of Loans, Net                      (921,500)        (12,866)
Net Cash, Provided (Used) in
Financing Activities                           693,320         616,814

Net (Decrease) Increase in Cash
and Equivalents                                 23,140        (126,307)

Cash and Equivalents at Beginning of Year        4,970         305,639

Cash and Equivalents at End of Year             28,110         179,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest          22,769               -
Common Stock Issued for Services               739,600         275,000
Common Stock Issued for Capital
Expenditures                                         -         201,756
Notes Incurred for Capital Assets Acquired           -               -

NONCASH FINANCING ACTIVITIES
Issuance of Common Stock In Exchange for Debt  863,000               -

See Accompanying Notes to Unaudited Financial Statement

                      THE MAJESTIC COMPANIES, LTD.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 1999 Annual Report on Form 10-KSB.

Basis of Presentation

The consolidated financial statements include the accounts of the Registrant, and its wholly-owned subsidiaries, Majestic Modular
Buildings, Ltd., Majestic Financial, Ltd., and Majestic
Transportation, Ltd. Significant intercompany transactions have been eliminated in consolidation.

Segment Information

During 2000 and 1999, the Registrant operated in three reportable segments: Majestic Modular, Majestic Financial and Majestic Transportation. The Registrant's three reportable segments are managed separately based on fundamental differences in their operations.

Majestic Modular develops, manufactures and markets re-locatable modular classrooms, offices, office buildings, telephone equipment bunkers and modular structures. Majestic Modular's customers are primarily in the State of California.

Majestic Financial originates and services modular building leases. Majestic Financial's customers are primarily in the State of California.

Majestic Transportation is developing and marketing a proprietary passenger restraint system for the school bus industry. While Majestic Transportation is in the developmental stage and has not reported sales from its inception, the Registrant believes its products will be sold to customers throughout North America.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment.
Corporate includes general corporate administrative costs.

The Registrant evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

                   THE MAJESTIC COMPANIES, LTD.
                         INDUSTRY SEGMENTS
                              (Unaudited)

                                       Three Months Ended
                                              31-Mar
Net Sales to ExternalCustomers       2000               1999

Modular Buildings                   $  53,056           $1,286,613

Leases                                 10,038                3,433

Transport                                   -                    -
All Other                                 148                  536

Total Sales to External Customers      63,241            1,290,582

Segment Operating Income

Modular Buildings                    (228,527)            (345,122)
Leases                                  5,282                1,450
Transport                             (46,419)             (67,325)
All Other                                   -                    -

Total Segment Operating Income       (269,664)            (410,997)

                                    2000                1999
                                    March 31            December 31

Segment Assets

Modular Buildings                  1,413,643            1,041,325
Leases                               217,453              222,531
Transport                             53,114               56,217
All Other                                  -                    -

Total Segment Assets               1,684,210            1,320,073

                                        Three Months Ended
                                              31-Mar
Operating Income                     2000                 1999

Total Segment Operating Income      (269,664)            (410,997)
Unallocated Corporate (Expense)     (915,994)            (573,416)

Total Consolidated Operating
Income                           $(1,185,658)            (984,413)

                                     2000                 1999
                                    31-Mar                31-Dec
Assets

Total Segment Assets                1,684,210             1,320,073

Corporate Assets Not Assigned to
Operating Units                       112,114                27,166

Total Consolidated Assets           1,796,324             1,347,239

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

The Registrant engages in the business of manufacturing, leasing and selling modular structures such as classrooms, office buildings, medical facilities and telecommunication equipment shelters by its subsidiary, Majestic Modular Buildings, Ltd., and, the acquisition and lease of modular buildings by its subsidiary, Majestic Financial, Ltd. Additionally, the Registrant has developed and is in the process of marketing a school bus safety restraint device known as the SAFE-T-BAR(R) through its third subsidiary, Majestic Transportation Products, Ltd. A full description of the Companies subsidiaries are in the Registrant's 1999 10 KSB.

Three Months Ended March 31, 2000 and 1999.

NET SALES. Net sales for the three months ended March 31, 2000 were $63,241, a ninety-five percent decrease from $1,290,046 for the same period in 1999. The modular division accounted for $53,056 of the first quarter sales in 2000, and, for $1,286,613 in for the same period in 1999. This decrease can be attributed to the modular division's completion and recognition of $873,000 of Work-In-Progress in the first quarter of 1999. At quarter end March 31, 2000, the modular division had $766,107 in Work-In-Progress. Lease sales accounted for $10,038 as of March 31, 2000 compared to $3,433 for the same period in 1999. This was a result of the lease fleet acquired in the first quarter of 1999.

COST OF SALES. Cost of sales decreased by ninety-six percent to $52,804 through March 31, 2000 from $1,278,500 in the same period 1999. Once again, the decrease can be attributed primarily to sales and cost recognition of $873,000 worth of Work-In-Progress for the same period in 1999. Cost of sales was made up of the modular division operations that have been improved by the acquisition of manufacturing equipment such as, a panel roll-former and spray-booth.

RESEARCH AND DEVELOPMENT. Research and Development expenses decreased to $23,250 through the period March 2000 from $43,325 in the same period 1999. The decrease is the result of reduced consulting fees related to ongoing development projects.

SELLING AND MARKETING. Selling and marketing expenses decreased ninety percent from $19,885, for the period ending March 31, 1999, to $1,931, for the same period in 2000. This is a result of a reduction in corporate and modular selling and marketing expenses, as well as, scheduling of transportation selling and marketing activities after first quarter 2000.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses decreased slightly from $1,159,062 for the period ending
March 31, 1999 to $1,132,934 for the same period in 2000.
General and Administrative expenses consisted largely of corporate consulting fees of $663,000 paid in shares for the period ending March 31, 2000.

OTHER EXPENSES. Other expenses for depreciation decreased from $17,475 for the period ending March 31, 1999 to $14,931 for the same period ending March 31, 2000. Interest expense increased nearly seven-fold from $3,450 for the period ending March 31, 1999 to $22,769 for the same period in 2000. The marked increase is reflective of the Registrant's acquisition of debt financing in 1999 and 2000.

Liquidity And Capital Resources.

As of March 31, 2000, the Registrant had a working capital deficit of $ 811,909 compared to a deficit of $ 1,457,573 at December 31, 1999, an increase in working capital of $ 645,664. The increase in working capital was due to the Registrant reducing its reliance on short term borrowings to meet current obligations during the first three months of 2000 as compared to the same period in 1999 and an increase in Inventory and Work-In-Progress.

As a result of the Registrant's operating losses during the three months ended March 31, 2000 and 1999, the Registrant generated cash flow deficits of $662,136 in 2000 as compared to a deficit of $536,837 in 1999 from operating activities. The Registrant met its cash requirements during the first three months of 2000 through loan proceeds of $1,614,820 from private sources.

While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. The Registrant is seeking financing in the form of equity in order to provide the necessary working capital. The Registrant currently has no commitments for financing. There are no assurances the Registrant will be successful in raising the funds required.

The Registrant has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 2000.

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

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period covered this Form 10-QSB.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Majestic Companies, Ltd.



Dated: May 12, 2000           By: /s/  Francis A. Zubrowski
                              Francis A. Zubrowski, President

                            EXHIBIT INDEX

Exhibit No.                         Description

2.1  Agreement and Plan of Merger between Skytex International,
     Inc., and The Majestic Companies, Ltd., dated October 8, 1998 (incorporated by reference to Exhibit 8.1 to the Form 10-SB/A filed on February 8, 2000).

2.2  First Amendment to Agreement and Plan of Merger between
     Skytex International, Inc., and The Majestic Companies, Ltd., dated December 10,1998 (incorporated by reference to Exhibit 8.2 to the Form 10-SB/A filed on February 8, 2000).

2.3 State of Delaware Certificate of Merger of Domestic Corporation and Foreign Corporation, dated December 16, 1998 (incorporated by reference to Exhibit 8.3 to the Form 10-SB/A filed on February 8,
     2000).

2.4 Articles of Merger of Domestic and Foreign Corporations into Skytex International, Inc., dated November 3, 1998 (incorporated by reference to Exhibit 8.4 to the Form 10-SB/A filed on February 8,
     2000).

3.1 Articles of Incorporation of , including all amendments thereto (incorporated by reference to Exhibit 2.1 to the Form 10-SB/A filed on February 8, 2000).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the Form 10-SB/A filed on February 8, 2000).

4 Warrants to purchase 100,000 shares of the Registrant, owned by Margaret C. Hubard expiring August 27, 2001 and executed on August 27, 1999 (incorporated by reference to Exhibit 6.16 to the Form 10-SB/A filed on February 8, 2000).
10.1 Office Lease between Majestic Motor Car Company, Ltd.
     and Mission Valley Business Center LLC, dated December 31, 1997 (incorporated by reference to Exhibit 6.1 to the Form 10-SB/A filed on February 8, 2000).

10.2 Real Property Lease between Majestic Modular Buildings,
     Ltd. and Berberian Farms, dated May 1, 1998 (incorporated by reference to Exhibit 6.2 to the Form 10-SB/A filed on February 8,
     2000).

10.3 Equipment Lease between Majestic Modular Buildings,
     Ltd. and Saddleback Financial, dated August 10, 1999
    (incorporated by reference to Exhibit 6.3 to the Form 10-SB/A filed on February 8, 2000).

10.4 Lease/Purchase Agreement between the Registrant and A-Z
     Bus Sales, Inc., dated August 31, 1999 (incorporated by reference to Exhibit 6.4 to the Form 10-SB/A filed on February 8, 2000).

10.5 Employment Agreement between the Registrant and Francis
     A. Zubrowski, dated November 1, 1998 (incorporated by reference to Exhibit 6.5 to the Form 10-SB/A filed on February 8, 2000).

10.6 Assignment by Mei Wah Company, Inc. Note of $260,000 to
     Gail E.Bostwick, dated April 8, 1999 (incorporated by reference to
     Exhibit 6.6 to the Form 10-SB/A filed on February 8, 2000).

10.7 Security Agreement between the Registrant and Gail E.
     Bostwick, dated May 21, 1999 (incorporated by reference to
     Exhibit 6.7 to the Form 10-SB/A filed on February 8, 2000).

10.8 License Agreement dated April 22, 1998, between
     Majestic Modular Buildings, Ltd., Steven D. Rosenthal, and Cal-American Building Company, Inc., dated April 22, 1998
    (incorporated by reference to Exhibit 6.8 to the Form 10-SB/A filed on February 8, 2000).

10.9 Promissory Note payable to Margaret C. Hubard by the
     Registrant and Majestic Transportation Products, Ltd., dated
     August 27, 1999 (incorporated by reference to Exhibit 6.9 to the Form 10-SB/A filed on February 8, 2000).

10.10 Agreement for a Funding Source between Majestic Modular
      Buildings, Ltd. and Rick Griffey, dated May 21, 1999
      (incorporated by reference to Exhibit 6.11 to the Form 10-SB/A filed on February 8, 2000).

10.11 Patent License Agreement between Majestic Motor Car
      Company, Ltd. and Adrian P. Corbett, dated February 20, 1998 (incorporated by reference to Exhibit 6.12 to the Form 10-SB/A filed on February 8, 2000).

10.12 Promissory Note payable from Skytex International, Inc.
      to Mei Wah Company, Inc., dated October 1, 1998 (incorporated by reference to Exhibit 6.13 to the Form 10-SB/A filed on February 8, 2000).

10.13 Consulting Agreement between The Majestic Companies,
      Ltd. and Venture Consultants, LLC, dated May 28, 1999
     (incorporated by reference to Exhibit 6.14 to the Form 10-SB/A filed on February 8, 2000).

10.14 Investment Banking Services Agreement between the
      Registrant and NC Capital Markets, Inc. dated September 29, 1999 (incorporated by reference to Exhibit 6.15 to the Form 10-SB/A filed on February 8, 2000).

10.15 Security Agreement between The Majestic Companies,
      Ltd., Majestic Transportation Products, Ltd., and Margaret C. Hubard, August 26, 1999 (incorporated by reference to Exhibit
      6.17 to the Form 10-SB/A filed on February 8, 2000)

10.16 Disbursement Agreement between The Majestic Companies,
      Ltd., Majestic Transportation Products, Ltd., and Margaret C. Hubard, dated August 26, 1999 (incorporated by reference to
      Exhibit 6.18 to the Form 10-SB/A filed on February 8, 2000).

10.17 Promissory Note between the Registrant and Francis A.
      Zubrowski, dated October 20, 1999 (incorporated by reference to
      Exhibit 6.19 to the Form 10-SB/A filed on February 8, 2000).

10.18 Consulting Services Agreement between the Registrant and Richard Nuthmann, dated February 5, 2000 (see below).

10.19 Consulting Services Agreement between the Registrant and Robert Schuster, dated February 8, 2000 (see below).

10.20 Consulting Services Agreement between the Registrant and Dominic Migliorini, dated February 15, 2000 (see below).

27    Financial Data Schedule (see below).