Form 10QSB
period 2000-06-30
MAJESTIC COMPANIES LTD
filed 2000-08-10
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No.

As of July 5, 2000, the Registrant had 36,061,770 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000             3

         CONSOLIDATED STATEMENTS OF LOSSES
         FOR THE THREE MONTHS AND SIX MONTHS
         ENDED JUNE 30, 2000 AND JUNE 30, 1999                      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2000
         AND JUNE 30, 1999                                          5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        9

PART II

ITEM 1.  LEGAL PROCEEDINGS                                         11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       12

ITEM 5.  OTHER INFORMATION                                         12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          12

SIGNATURE                                                          13

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                  THE MAJESTIC COMPANIES, LTD.
                  CONSOLIDATED BALANCE SHEET
                           (Unaudited)

ASSETS                                                       June 30
                                                               2000
ASSETS
Current Assets:
Cash and Equivalents                                   $    35,982
Accounts Receivable                                        222,443
Deposits and Other Prepaid Expenses                        285,771
Inventory, at Cost                                         890,771
   Total Current Assets                                  1,434,951

Property and Equipment                                     646,158
Accumulated Depreciation                                   (95,915)
 Net Property and Equipment                                550,143

Other Assets                                                92,289
 Amortization                                              (27,702)

 Net Other Assets                                           64,587
                                                         2,049,781

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Current Maturities of Long Term Debt                    $  599,498
Accounts Payable and Accrued Liabilities                 1,026,171
Customer Deposits                                          437,750

Total Current Liabilities                                2,063,419

Long Term Debt, Less Current Maturities                  1,065,649

Stockholders' Equity:
Convertible Preferred Stock, Par Value, $.01
per share 2,000,000 shares authorized; none
issued at June 30, 2000                                          -
Common Stock, Par Value $.001 per Share:
50,000,000 shares authorized,
36,491,070 shares issued at June 30, 2000                    36,491
Additional Paid-In Capital                                8,023,488
Stock Subscription Receivable                                     -
Accumulated Deficit                                      (9,139,267)
                                                         (1,079,288)
                                                        $ 2,049,781

See Accompanying Notes to Unaudited Financial Statement

                       THE MAJESTIC COMPANIES
                 CONSOLIDATED STATEMENTS OF LOSSES
                           (Unaudited)



                     Three Months Ended             Six Months Ended
                           June 30,                      June 30
                     2000           1999            2000         1999

Net Sales            $1,589,668    $ 352,213        $ 1,652,909  $ 1,642,259
Cost of Goods Sold    1,434,595      293,759          1,487,399    1,572,259
Gross Profit            155,073       58,454            165,510       70,000

Research and
Development              57,389       89,704             80,919      132,029
Sales and Marketing      51,245       90,777             53,176      110,662
General and
Administrative        1,120,632      378,154          2,253,566    1,287,618
Depreciation &
Amortization             22,590        9,133             37,521       18,161
Total Operating
Costs                 1,251,856      567,768          2,425,182    1,548,470

Operating Loss       (1,096,784)    (509,314)        (2,259,673)  (1,478,470)

Interest Expense         22,249        12,536            45,018       15,986

(Loss) Before Income
Tax                  (1,119,033)    (521,850)        (2,304,691)  (1,494,456)

Income Tax Expense            -            -                  -            -

Net (Loss)          $(1,119,033)   $(521,850)       $(2,304,691) $(1,494,456)

Loss Per Common Share
Basic and Assuming
Dilution                 $(0.03)      $(0.02)            $(0.07)      $(0.06)

Weighted Average
Common Shares
Outstanding          35,689,068   24,659,937         32,375,844   23,737,535

See Accompanying Notes to Unaudited Financial Statement

                  THE MAJESTIC COMPANIES, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                 Six months Ended
                                              2000             1999

Increase(Decrease) in Cash and
Equivalents
Cash Flows from Operating Activities
Net Loss for the Period                      $(2,304,691)     $(1,494,456)

Adjustments to Reconcile Net (Loss) to
(Loss) to Net Cash Provided By Operating
Activities:
Common Stock Issued in Connection with
Services Rendered                              1,499,980          297,575
Depreciation and Amortization                     37,521           18,161
(Increase) Decrease in:
Accounts Receivables                            (153,261)              34
Prepaid Expenses and Other                      (231,122)         (70,155)
Inventory                                       (391,179)       1,009,322
Increase(Decrease) in:
Accounts Payable and Accrued
Expenses, net                                   (172,883)         216,200
Customers Deposits                               151,575         (919,121)
Net Cash (used) by Operating
Activities                                    (1,564,060)        (942,440)

Cash Flows Used in Investing Activities:
Capital Expenditures, Net of Disposals            (8,044)        (206,284)
Net Cash Used in Investing Activities             (8,044)        (206,284)

Cash Flows Used in Financing Activities:
Proceeds from Sale of Common Stock, Net
of Costs                                               -          645,799
Proceeds from Loans                            2,695,320          286,680
Repayments of Loans, Net                      (1,092,204)         (34,976)
Net Cash, Provided (Used) in
Financing Activities                           1,603,116          897,503

Net (Decrease) Increase in Cash
and Equivalents                                   31,012         (251,221)

Cash and Equivalents at Beginning of Year          4,970          305,639

Cash and Equivalents at End of Year               35,982           54,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest            45,018           15,986
Common Stock Issued for Services               1,499,980          297,575
Common Stock Issued for Capital
Expenditures                                           -          286,084

NONCASH FINANCING ACTIVITIES
Issuance of Common Stock In Exchange for Debt   960,000                 -


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 1999 Annual Report on Form 10-KSB.

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

                     Three Months Ended             Six Months Ended
                           June 30,                      June 30
                     2000           1999            2000         1999
Net Sales to
External Customers

Modular Buildings   $1,577,935      $ 330,802       $1,630,991   $1,617,415
Leases                  10,037         20,267           20,075       23,700
Transportation               -              -                -            -
All Other                1,696          1,144            1,843        1,144

Total Sales to
External Customers   1,589,668        352,213        1,652,909    1,642,259

Segment Operating
Income

Modular Buildings     (269,510)     (255,770)         (498,037)    (600,892)
Leases                   5,971       (11,301)           11,253       (9,851)
Transportation         (41,084)      (90,340)          (87,503)    (157,665)
All Other                    -             -                 -            -

Total Segment
Operating (Loss)      (304,623)     (357,411)          (574,287)   (768,408)

                                                    June 30       Dec 31
                                                     2000          1999

Segment Assets

Modular Buildings                                   1,484,703     1,694,915
Leases                                                214,072        99,754
Transportation                                         56,979         6,348
All Other                                                   -             -

Total Segment Assets                                1,755,754     1,801,017


                     Three Months Ended             Six Months Ended
                           June 30,                      June 30
                     2000           1999            2000         1999

Operating Income

Total Segment
Operating
Income                 (304,623)    (357,411)        (574,287)    (768,408)
Unallocated
Corporate (Expense)    (814,411)    (164,439)      (1,730,405)    (726,048)

Total Consolidated
Operating (Loss)     $(1,119,034)  $(521,850)      (2,304,692)  (1,494,456)

                                                   June 30       Dec 31
                                                    2000          2000

Assets

Total Segment Assets                                1,755,754    1,801,017
Corporate Assets Not Assigned to
Operating Units                                       294,026      244,206

Total Consolidated Assets                           2,049,780    2,045,223

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

The Registrant is a holding company that operates a group of wholly-owned subsidiaries involved in the manufacture and distribution of re-locatable modular buildings, the acquisition and lease of modular buildings and the development and marketing of a school bus safety restraint device known as the SAFE-T-BAR
T. A complete description of the subsidiaries is included in the Registrant's December 31, 1999 Annual Report on Form 10-KSB.

Results Of Operations

Six Months Ended June 30, 2000 and 1999

(a) Net Sales. Net sales for the six months ended June 30, 2000 were $1,652,909, a one-percent increase from $1,642,259 for the same period in 1999. The modular division accounted for $1,630,991 of the sales for the first six months in 2000 and, for $1,617,415 in sales for the same period in 1999. At the quarter ended June 30, 2000, the modular division had $547,319 in Work-In-Progress compared to $122,240 ay June 30, 1999. Furthermore, whereas a great majority of the sales recognized through June 30, 1999 had been Work-In-Progress at year-end 1998, sales through June 30, 2000 were projects started and completed in the latest six-month period. Lease of modular units generated revenues of $20,075 as of June 30, 2000 compared to $13,471 for the same period in 1999. The increase of $6,604, 49%, was a result of having four additional modular units leased during the six-months ended June 30, 2000 as compared to the same period in 1999.

(b) Cost Of Sales. Cost of sales decreased by five and one-half percent to $1,487,399 through June 30, 2000 from $1,572,259 in the same period 1999. Cost of sales was made up of the modular division operations that have been improved in areas such as labor efficiency, estimating, bidding and costing procedures.

(c) Research and Development. Research and Development expenses decreased from $132,029 for the six month period ending
June 30, 1999 to $80,919 in the same period of 2000. The decrease is the result of reduced consulting fees related to ongoing development projects.

(d) Selling And Marketing. Selling and marketing expenses decreased fifty-two percent from $110,662, for the six months ending June 30, 1999, to $53,176, for the same period in 2000. This continued to be a result of a reduction in corporate and modular selling and marketing expenses, as well as, a mild increase in transportation selling and marketing activities for the first six months in the year 2000.

(e) General And Administrative. General and Administrative expenses increased seventy-five percent to $2,253,566 for the six month period ending June 30, 2000, from $1,287,618 for the same period in 1999. General and Administrative expenses consisted largely of corporate consulting fees of $1,319,480 paid in shares for the period ending June 30, 2000.

(f) Other Expenses. Other expenses for depreciation increased to $37,521 for the six-month period ending June 30, 2000 from $18,161 for the same period ending in 1999. Interest expense increased three-fold from $15,986 for the period ending June 30, 1999 to $45,018 for the same period in 2000. The increase is reflective of the Registrant's costs associated with the proceeds from additional dent financing in 1999 and 2000.

Three Months Ended June 30, 2000 and 1999

(a) Net Sales. Net sales for the three months ended June 30, 2000 were $1,589,668, a four and half-fold increase from $352,213 in the same period in 1999. The increase in 2000 is directly related to modular division Work-In-Progress completed from the first quarter. The modular division accounted for $1,577,935 of second quarter sales. Lease of modular units generated revenues of $10,037 during the second quarter of 2000 as compared to $7,613 during the same period in 1999.

(b) Cost Of Sales. Cost of Sales increased nearly five-fold from $293,759 for the three months ending June 30, 1999 to $1,434,595 for the same period in 2000. The increased cost is attributable directly with the increased second quarter modular sales in 2000. Modular division costs have been gradually improving as a result of better control measures such as estimating, bidding and manufacturing efficiencies.

(c) Research and Development. Research and Development expenses decreased from $89,704 for the three months ended June 30, 1999 to $57,389 for the same period ended in 2000. The costs, all incurred by the transportation division, is reflective of reduced consulting fees related to ongoing development projects.

(d) Selling and Marketing. Selling and marketing expense decreased forty-three percent from $90,777 for the three-month period ending June 30, 1999, to $51,245, for the same period in 2000. Nonetheless, selling and marketing expense have increased from first quarter in 2000 denoting increased sales and marketing activity in the transportation and modular divisions.

(e) General And Administrative. General and Administrative expenses increase nearly three-fold to $1,120,632 for the three month period ending June 30, 2000 from $378,154 for the same period in 1999. This marked increase consists largely of corporate consulting fees of approximately $760,380 paid in shares for the same period ending June 30, 2000.

(f) Other Expenses. Other expenses for depreciation increased to $22,590 for the three-month period ending June 30, 2000 from $9,133 for the same period 1999. Interest expense increased to $22,249 for the three-months ended June 30,2000 from $12,536 for the same period in 1999. The increase is representative of the Registrant's acquisition of debt financing in 1999 and 2000. Liquidity And Capital Resources.

(a)  General Statement.

As of June 30, 2000, the Registrant had a working capital deficit of $628,468 compared to a deficit of $1,457,573 at December 31, 1999, an increase in working capital of $829,105. The increase in working capital was substantially due to the Registrant increasing inventories and accounts receivable during the first six months of 2000. As a result of the Registrant's operating losses during the first six months ended June 30, 2000, the Registrant generated cash flow deficits of $1,564,060 from operating activities. The Registrant invested $8,044 in the acquisition of plant equipment during the first six months of 2000. The Registrant met its cash requirements during the first six months of 2000 through the proceeds of $2,695,320 of debt secured by the Registrant's assets. In addition, during the first six months of 2000, the Registrant repaid $1,092,204 of previously borrowed funds.

On June 8, 2000, the Registrant closed on a private placement funding with investors represented by May Davis Group, Inc., a registered investment banking firm. This funding was structured as $520,000 principal amount, 4% coupon convertible debentures due in 2005. The second part of the funding consists of a $2,000,000 equity line of credit agreement that is backed by 4% convertible debentures due in 2005.

(b)  $520,000 Convertible Debenture.

The $520,000 part of the funding was placed with a total of 11 investors, all of which are accredited. The $520,000 convertible debentures that have been issued pursuant to this private placement have the following terms and conditions:

The debenture holder receives an interest rate of 4% annually on the outstanding debenture face amount.

Debentures are convertible into common stock of the Registrant at either:

120% of the closing bid price on the closing date (this amount has been calculated and agreed upon by both the Registrant and May Davis as being a conversion price of $0.20), or

80% of the average closing bid price (as reported by Bloomberg) for any four (4) days of the previous five (5) days immediately preceding the date of conversion.

The Registrant has entered into a securities purchase agreement, and a registration rights agreement with each of the aforementioned investors regarding their investment in convertible debentures with the Registrant.

The Registrant maintains the right to redeem any outstanding debentures with five days advance notice at the redemption price of 120% of the face amount plus any accrued interest due.

The investor can begin converting the debenture 90 days from the date of closing.

(c)  $2,000,000 Equity Line of Credit.

The Registrant has entered into a $2,000,000 equity line of credit agreement with an institutional investor, GMF Holdings, arranged through the placing agent, May Davis Group, Inc.; none of this line of credit has been drawn against as of the date of this prospectus). This line of credit is based on the following terms and conditions:

The $2,000,000 line of credit is structured whereby the Registrant can request advances from the investor in exchange for 4% debentures that are then convertible into the Registrant's common stock at an exchange rate equal to 80% of the average closing bid price (as reported by Bloomberg) of the Registrant's common stock for any four (4) of the five (5) trading days immediately preceding the date of conversion.

The Registrant has a period of 24 months from the date of closing (June 8, 2000) in which to draw against the line of credit and is able to request advances on a 30-day basis as outlined by a pre-defined table of previous 30-day average daily trading amounts as follows:

30-Day Average Daily Trading (1)            Maximum Advance Amount (2)

$25,000 - $50,000                                  $100,000
$50,001 - $100,000                                 $200,000
$100,001 - $200,000                                $350,000
$200,001 and Over                                  $500,000

(1) The 30-Day Average Trading Volume shall be equal to the average of the Bid Price multiplied by the volume for each of the 30 calendar days preceding the Advance Date.

(2) Assuming that no Advances have been made pursuant to this Agreement during the preceding 30 calendar days.

The investor has the right to begin converting its debentures to shares of the Registrant's common stock 90 days from the closing date. In the event that the registration statement has not been deemed effective by the Securities and Exchange Commission, the Registrant will issue restricted shares to the investor.

The Registrant has entered into a convertible debenture agreement, registration rights agreement and a line of credit agreement with GMF Holdings.

(d)  Both Funding Transactions.

Regarding both funding transactions as outlined above:

Any debentures that have not been converted as of the due date, which is five years from the closing date, are to be converted to common stock in the Registrant per the above rates. The Registrant has agreed to register shares that will be issued pursuant to the convertible debentures and the line of credit agreement in a Form SB-2 registration statement. This registration was filed on July 24, 2000 and will become effective approximately August 21, 2000. Therefore, there are no penalties that will attach as set forth under the Registration Rights Agreement.

The registration is to remain effective for the life of the convertible debentures (five years from June 8, 2000).

The Registrant has entered into a placement agency agreement with May Davis Group, Inc. and has agreed to pay a commission equal to 10% from net proceeds of both offerings. The Registrant has also issued a total of: 400,000 warrants to May Davis Group, Inc. and/or its assigns pursuant to this underwriting to purchase common stock of the Registrant. The warrants have a strike price equal to 110% of the closing bid price on the date of closing. The warrants were granted on June 21, 2000 and have an exercise life of 5 years. The warrants can be exercised on either a cash or cashless basis.

Net proceeds of the first portion of this funding package equal $443,000 which is the amount funded ($520,000) less 10% brokers commission ($52,000) and $25,000 in legal fees. The Registrant will pay a 10% commission to May Davis Group, Inc. out of proceeds of each advance made against the line of credit. The proceeds from this offering are designated for use as working capital.

(e)  Future Capital Raising.

While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned the Registrant has obtained financing in the form of equity in order to provide the necessary working capital. The Registrant currently has no other commitments for financing. There are no assurances the Registrant will be successful in raising the funds required.

The Registrant has issued shares of its common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant. Subsequent to the period ending June 30, 2000, the Registrant has granted 2,950,000 options to employees under an authorized Employee Stock Option Plan. Additionally, 400,000 warrants have been issued for services rendered during the period ended June 30, 2000.

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

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition
in the Registrant's markets and products.   Other factors may
include availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Registrant's business strategies and development plans, and changes in government regulation could adversely affect the Registrant. Although the Registrant believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant that its objectives and expectations will be achieved. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Citibank, Federal Savings Bank, a federal savings bank, by and through its service agent, Citibank, N.A., a national banking association v. Majestic Modular Buildings, Ltd., Cal-American Building Company, Inc. et al. (Case No. 182714, Superior Court of the State of California, County of Stanislaus). On October 19, 1998, Plaintiff commenced an action by filing a complaint alleging that Majestic Modular Buildings, Ltd., leased raw materials from Cal-American Building Company, Inc. that was subject to a security interest owned by Plaintiff. The complaint also alleges that Majestic Modular Buildings, Ltd.'s entering into a license agreement and real property lease with Cal-American Building Company, Inc., constituted fraudulent transfers or conveyances by Cal-American Building Company, Inc. to Majestic Modular Buildings, Ltd. Plaintiff sought damages against Majestic Modular Buildings, Ltd., and the other defendants in the amount of $299,822 and sought to set aside the transfers of any asset that occurred under the Equipment Lease Agreement, the license agreement and the real property lease between Majestic Modular Buildings, Ltd. and Cal-American Building Company, Inc. The
Registrant answered Plaintiff's complaint.   In July 2000, the
Registrant settled this litigation with a total payment to Citibank of $68,000; in return, the action was dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 8, 2000, the Registrant closed on a private placement funding with investors represented by May Davis Group, Inc., a registered investment banking firm. The Registrant issued $520,000 principal amount, 4% coupon convertible debentures due in 2005. These debentures were placed with a total of 11 investors, all of which are accredited. This firm received a placement fee and certain warrants in connection with these transactions. The convertible debentures have the specific terms and conditions as set out under Management Discussion and Analysis of Financial Condition and Results of Operations.

These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation D. These offerings were made only to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

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


                                   The Majestic Companies, Ltd.



Dated:  August 9, 2000             By: /s/  Francis A. Zubrowski
                                   Francis A. Zubrowski, President

                           EXHIBIT INDEX

Exhibit                        Description
No.

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

2.3     Articles of Merger of Domestic and Foreign Corporations into
        Skytex International, Inc., dated November 3, 1998 (incorporated by reference to Exhibit 8.4 to the Form 10-SB/A filed on February 8,
        2000).

2.4     State of Delaware Certificate of Merger of
        Domestic Corporation andForeign Corporation, dated December 16, 1998 (incorporated by reference to Exhibit 8.3 to the Form 10-SB/A filed on
        February 8, 2000).

3.1 Articles of Incorporation, including all amendments thereto (incorporated by reference to Exhibit 2.1 to the Form 10-SB/A filed on February 8, 2000).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the Form 10-SB/A filed on February 8, 2000).

4.1 Warrants to purchase 100,000 shares of the Registrant, owned by Margaret C. Hubard expiring August 27, 2001 and executed on August 27, 1999 (incorporated by reference to Exhibit 6.16 to the Form 10-SB/A filed on February 8, 2000).

4.2 Form of Securities Purchase Agreement between the Registrant and investors (incorporated by reference to Exhibit 4.2 to the Form SB-2 filed on July 24, 2000).

4.3     Form of Subordinated Convertible Debenture issued by the
        Registrant to investors (incorporated by reference to Exhibit 4.4 to the Form SB-2 filed on July 24, 2000).

4.4     Form of Subordinated Convertible Debenture issued by the
        Registrant to GMF Holdings (incorporated by reference to Exhibit
        4.4 to the Form SB-2 filed on July 24, 2000).

4.5 Form of Registration Rights Agreement between the Registrant and investors (incorporated by reference to Exhibit 4.5 to the Form SB-2 filed on July 24, 2000).

4.6 Warrant to Purchase Common Stock issued by the Registrant to May Davis Group, Inc. and its designees (incorporated by reference to Exhibit 4.6 to the Form SB-2 filed on July 24,
        2000).

4.7 Line of Credit Agreement between the Registrant, May Davis Group, Inc., and GMF Holdings, dated June 8, 2000 (incorporated by reference to Exhibit 4.7 to the Form SB-2 filed on July 24,
        2000).

10.1    Office Lease between Majestic Motor Car Company, Ltd.
        and Mission Valley Business Center LLC, dated December 31, 1997 (incorporated by reference to Exhibit 6.1 to the Form 10-SB/A filed on February 8, 2000).

10.2    Patent License Agreement between Majestic Motor Car Company,
        Ltd. and Adrian P. Corbett, dated February 20, 1998 (incorporated by reference to Exhibit 6.12 to the Form 10-SB/A filed on February 8, 2000).

10.3    License Agreement dated April 22, 1998, between
        Majestic Modular Buildings, Ltd., Steven D. Rosenthal, and Cal-American Building Company, Inc., dated April 22, 1998
       (incorporated by reference to Exhibit 6.8 to the Form 10-SB/A filed on February 8, 2000).

10.4    Real Property Lease between Majestic Modular Buildings,
        Ltd. and Berberian Farms, dated May 1, 1998 (incorporated by reference to Exhibit 6.2 to the Form 10-SB/A filed on February 8,
        2000).

10.5    Promissory Note payable from Skytex International, Inc.
        to Mei Wah Company, Inc., dated October 1, 1998 (incorporated by reference to Exhibit 6.13 to the Form 10-SB/A filed on February 8, 2000).

10.6    Employment Agreement between the Registrant and Francis
        A. Zubrowski, dated November 1, 1998 (incorporated by reference to Exhibit 6.5 to the Form 10-SB/A filed on February 8, 2000).

10.7    Assignment by Mei Wah Company, Inc. Note of $260,000 to
        Gail E. Bostwick, dated April 8, 1999 (incorporated by reference to Exhibit 6.6 to the Form 10-SB/A filed on February 8, 2000).

10.8    Security Agreement between the Registrant and Gail E.
        Bostwick, dated May 21, 1999 (incorporated by reference to
        Exhibit 6.7 to the Form 10-SB/A filed on February 8, 2000).

10.9    Agreement for a Funding Source between Majestic Modular
        Buildings, Ltd. and Rick Griffey, dated May 21, 1999
       (incorporated by reference to Exhibit 6.11 to the Form 10-SB/A filed on February 8, 2000).

10.10   Consulting Agreement between The Majestic Companies,
        Ltd. and Venture Consultants, LLC, dated May 28, 1999
       (incorporated by reference to Exhibit 6.14 to the Form 10-SB/A filed on February 8, 2000).

10.11   Equipment Lease between Majestic Modular
        Buildings, Ltd. and Saddleback Financial, dated August 10, 1999 (incorporated by reference to Exhibit 6.3 to the Form 10-SB/A filed on February 8, 2000).

10.12   Disbursement Agreement between The Majestic Companies,
        Ltd., Majestic Transportation Products, Ltd., and Margaret C. Hubard, dated August 26, 1999 (incorporated by reference to
        Exhibit 6.18 to the Form 10-SB/A filed on February 8, 2000).

10.13   Security Agreement between The Majestic Companies,
        Ltd., Majestic Transportation Products, Ltd., and Margaret C. Hubard, August 26, 1999 (incorporated by reference to Exhibit
        6.17 to the Form 10-SB/A filed on February 8, 2000)

10.14 Promissory Note payable to Margaret C. Hubard by the Registrant and Majestic Transportation Products, Ltd., dated August 27, 1999 (incorporated by reference to Exhibit 6.9 to the Form 10-SB/A filed on February 8, 2000).

10.15 Lease/Purchase Agreement between the Registrant and A-Z Bus Sales, Inc., dated August 31, 1999 (incorporated by reference to Exhibit 6.4 to the Form 10-SB/A filed on February 8,
        2000).

10.16   Investment Banking Services Agreement between the
        Registrant and NC Capital Markets, Inc. dated September 29, 1999 (incorporated by reference to Exhibit 6.15 to the Form 10-SB/A filed on February 8, 2000).

10.17   Promissory Note between the Registrant and Francis A.
        Zubrowski, dated October 20, 1999 (incorporated by reference to
        Exhibit 6.19 to the Form 10-SB/A filed on February 8, 2000).

10.18 Consulting Services Agreement between the Registrant and Richard Nuthmann, dated February 5, 2000 (incorporated by reference to Exhibit 10.18 of the Form 10-QSB filed on May 15,
        2000).

10.19 Consulting Services Agreement between the Registrant and Robert Schuster, dated February 8, 2000 (incorporated by reference to Exhibit 10.19 of the Form 10-QSB filed on May 15,
        2000).

10.20 Consulting Services Agreement between the Registrant and Dominic Migliorini, dated February 15, 2000 (incorporated by reference to Exhibit 10.20 of the Form 10-QSB filed on May 15,
        2000).

10.21   Escrow Agreement between the Registrant, May Davis
        Group, Inc., and First Union National Bank, dated June 8, 2000 (incorporated by reference to Exhibit 10.21 to the Form SB-2 filed on July 24, 2000).

10.22   Placement Agency Agreement between the Registrant and
        May Davis Group, Inc., dated June 10, 2000 (incorporated by reference to Exhibit 10.22 to the Form SB-2 filed on July 24,
        2000).

10.23   Escrow Agreement between the Registrant, May Davis
        Group, Inc., and First Union National Bank, dated June 8, 2000 (incorporated by reference to Exhibit 10.23 to the Form SB-2 filed on July 24, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form SB-2 filed on July 24, 2000).

27      Financial Data Schedule (see below).