Form 10QSB/A
period 2000-03-31
MAJESTIC COMPANIES LTD
filed 2000-08-28
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB/A

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

PART II - OTHER INFORMATION

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

Citibank, Federal Savings Bank, a federal savings bank, by and through its service agent, Citibank, N.A., a national banking association v. Majestic Modular Buildings, Ltd., Cal-American Building Company, Inc.
et al . (Case No. 182714, Superior Court of the State of California, County of Stanislaus). On October 19, 1998, Plaintiff commenced an action by filing a Complaint alleging that Majestic Modular Buildings, Ltd., leased raw materials from Cal-American Building Company, Inc. that was subject to a security interest owned by Plaintiff. The Complaint also alleges that Majestic Modular Buildings, Ltd's entering into a License Agreement and Real Property Lease with Cal-American Building Company, Inc., constituted fraudulent transfers or conveyances by Cal-American Building Company, Inc. to Majestic Modular Buildings, Ltd. Plaintiff seeks damages against Majestic Modular Buildings, Ltd., and the other defendants in the amount of $299,822 and seeks to set aside the transfers of any asset that occurred under the Equipment Lease Agreement, the License Agreement and the Real Estate Property Lease between Majestic Modular Buildings, Ltd. and Cal-American Building Company, Inc. The Registrant has answered Plaintiff's complaint and believes it has properly responded to Plaintiff's Discovery Demands to date. No trial date has yet been set. The Registrant believes it bears no liability to Plaintiff, intends to vigorously defend this lawsuit.

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

                              The Majestic Companies, Ltd.



Dated: August 23, 2000           By: /s/  Francis A. Zubrowski
                              Francis A. Zubrowski, President

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