Form 10QSB
period 2000-09-30
MAJESTIC COMPANIES LTD
filed 2000-11-09
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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

As of September 30, 2000, the Registrant had 52,061,418 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X.


                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         SEPTEMBER 30, 2000                                      3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         AND SEPTEMBER 30, 1999                                  5

         NOTES TO FINANCIAL STATEMENTS                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                      13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    14

ITEM 5.  OTHER INFORMATION                                      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       14

SIGNATURE                                                       14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                     THE MAJESTIC COMPANIES, LTD.
                 CONSOLIDATED BALANCE SHEET (Unaudited)

                                                      September 30, 2000
ASSETS
Current Assets:
Cash and Equivalents                                   $    15,576
Accounts Receivable                                        195,933
Deposits and Other Prepaid Expenses                        877,609
Inventory, at Cost                                       1,133,334
   Total Current Assets                                  2,222,452

Property and Equipment                                     311,135
Accumulated Depreciation                                   (77,736)
   Net Property and Equipment                              233,399

Other Assets                                                92,289
  Amortization                                             (39,240)
   Net Other Assets                                         53,049
Total Assets                                             2,508,900

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Current Maturities of Long Term Debt                    $  359,859
Accounts Payable and Accrued Liabilities                 1,203,167
Customer Deposits                                          794,956

Total Current Liabilities                                2,357,992

Long Term Debt, Less Current Maturities                  1,121,177

Stockholders' Equity:
Convertible Preferred Stock, Par Value, $.001
per share 2,000,000 shares authorized; none
issued                                                           -
Common Stock, Par Value $.001 per Share:
200,000,000 shares authorized,
52,061,418 shares issued at
September 30, 2000                                          52,061
Additional Paid-In Capital                               9,884,168
Stock Subscription Receivable                                    -
Accumulated Deficit                                    (10,906,497)
Shareholders' Equity                                      (970,268)
Total Liabilities and Equity                             2,508,900

See Accompanying Notes to financial Statement

                         THE MAJESTIC COMPANIES
                   CONSOLIDATED STATEMENTS OF LOSSES
                              (Unaudited)

                    Three Months Ended               Nine Months Ended
                          Sept 30                         Sept 30
                    2000          1999               2000         1999

Net Sales           711,637       647,471            2,364,546    2,290,201
Cost of Goods Sold  726,609       497,670            2,214,008    2,072,429
Gross Profit        (14,972)      149,801              150,538      217,772

Research and
Development           9,326        76,014               90,245      198,043
Sales and Marketing  38,395        60,331               91,571      165,993
General and
Administrative    1,653,056       736,222            3,906,622    1,959,840
Depreciation &
Amortization         34,320        10,230               71,841       27,242
Operating Loss   (1,750,069)     (732,996)          (4,009,741)  (2,133,346)

Interest Expense     17,178        11,516               62,196       23,979
(Loss) Before
Income Tax       (1,767,247)     (744,512)         (4,071,937)   (2,157,325)

Income Tax
Expense                   -             -                   -             -
Net (Loss)       (1,767,247)     (744,512)         (4,071,937)   (2,157,325)

Loss Per
Common Share
(Basic and
Assuming
Dilution)             (0.03)        (0.03)              (0.12)        (0.09)

Weighted
Average
Common           51,301,397    26,424,551          35,230,355    24,366,373

See Accompanying Notes to Unaudited Financial Statement


                    THE MAJESTIC COMPANIES, LTD.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                          Three Months     Three Months
                                              Ended           Ended
                                          Sept 30, 2000    Sept 30, 1999

Increase (Decrease) in Cash and
Equivalents
Cash Flows from Operating Activities:
Net Loss for the Period                    (4,071,937)     (2,157,325)
Adjustments to Reconcile Net (Loss) to
Net Cash Provided By Operating Activities:
Common Stock Issued in Connection with
Services Rendered                           3,189,705         314,727
Depreciation and Amortization                  71,841          27,242
(Increase) Decrease in:
Accounts Receivables                         (126,751)        (28,886)
Prepaid Expenses and Other                   (822,961)        (12,050)
Inventory                                    (633,759)        952,584
Increase(Decrease) in:
Accounts Payable and Accrued Expenses,net       4,113         111,278
Customers Deposits                            508,781        (871,271)
  Net Cash Used in Operating Activities    (1,880,968)     (1,663,700)

Cash Flows from Investing Activities:
Capital Expenditures, Net of Disposals         (8,044)       (130,874)
Net Cash Used in Investing Activities          (8,044)       (130,874)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock, Net
of Costs                                            -       1,328,275
Proceeds from Loans                         3,188,022         286,680
Repayments of Loans, Net                   (1,288,404)        (52,239)
Net Cash, Provided by Financing
Activities                                  1,899,618       1,562,716

Net Increase (Decrease) in Cash and
Equivalents                                    10,606        (231,858)
Cash and Equivalents at Beginning of
Year                                            4,970         305,639
Cash and Equivalents at End of Year            15,576          73,781

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Year for Interest         62,196          23,979
Common Stock Issued for Services            3,189,705         314,727
Common Stock Issued for Capital
Expenditures                                        -         286,084
Notes Incurred for Capital Assets
Financing                                                      86,276
Noncash Financing Activities:
Issuance of Common Stock In Exchange
for Debt                                   1,146,525                -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 1999 Annual Report on Form 10-KSB.

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

                      THE MAJESTIC COMPANIES, LTD.
                           INDUSTRY SEGMENTS
                              (Unaudited)

                        Three Months Ended           Nine Months Ended
                              Sept 30                    Sept 30
                        2000          1999           2000         1999

Net Sales to
External Customers

Modular Buildings       $ 640,376     $ 554,910      $ 2,271,367  $2,172,325
Leases                     70,038        90,025           90,113     113,725
Transportation                  -             -                -           -
All Other                   1,224         2,536            3,067       4,151

Total Sales to External
Customers                 711,637       647,471        2,364,546   2,290,201

Segment Operating Income

Modular Buildings        (308,399)     (352,987)        (806,436)   (904,943)
Leases                   (143,372)       70,804         (132,119)     60,953
Transportation           (101,594)      (57,621)        (189,097)   (214,710)
All Other                       -             -                -           -

Total Segment Operating
(Loss)                   (553,365)     (339,804)      (1,127,652)  (1,058,700)

                                                          2000         1999
                                                        Sept 30       Dec 31

Segment Assets

Modular Buildings                                      $1,613,599     1,694,915
Leases                                                          -        99,754
Transportation                                             54,208         6,348
All Other                                                       -             -

Total Segment Assets                                   $1,667,807    $1,801,017

Operating Income
Total Segment
Operating In             (553,365)     (339,804)       (1,127,652)  (1,058,701)
Unallocated Corporate
(Expense)              (1,213,879)     (404,708)       (2,944,284)  (1,098,624)

Total Consolidated
Operating (Loss)       (1,767,244)     (744,511)       (4,071,937)  (2,157,324)

                                                            2000        1999
                                                          Sept 30      Dec 31

Assets

Total Segment Assets                                   1,667,807     1,801,017
Corporate Assets Not Assigned to
Operating Units                                          841,093       244,206

Total Consolidated
Assets                                                 2,508,900     2,045,223

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

The Registrant is a holding company that operates a group of wholly-owned subsidiaries involved in the manufacture and distribution of re-locatable modular buildings, the acquisition and lease of modular buildings and the development and marketing of a school bus safety restraint device known as the SAFE-T-BART. A complete description of the subsidiaries is included in the Registrant's December 31, 1999 Annual Report on Form 10-KSB.

Results Of Operations.

(a)  Nine Months Ended September 30, 2000 and 1999.

(1)  Net Sales.  Net sales for the nine months ended
September 30, 2000 were $2,364,546, a three-percent increase from $2,290,201 for the same period in 1999. The modular division accounted for $2,271,367 of the sales for the first nine months in 2000 and, for $2,172,325 in sales for the same period in 1999. Lease of modular units generated revenues of $30,113 as of September 30, 2000 while the sale of the leasing division's fourteen unit modular fleet provided $60,000 for a combined total of, $90,113. The leasing division will continue to generate lease revenue from pre-sold revenue streams terminating in 2002.

(2) Cost of Sales. Cost of sales increased by seven percent to $2,214,008 through September 30, 2000 from $2,072,429 in the same period 1999. Cost of goods sold were comprised of the modular division operations, $2,001,922, and, cost of sales from the leasing division, $212,087, for the sale of its fourteen unit modular fleet for the period ending September 30, 2000.

(3) Research and Development. Research and Development expenses decreased from $198,043 for the nine month period ending September 30, 1999 to $90,245 in the same period of 2000, a decrease of fifty-four percent. The decrease is reflective of product development in the transportation division with emphasis being placed more on its marketing at this point.

(4) Selling and Marketing. Selling and marketing expenses decreased forty-five percent from $165,993, for the nine months ending September 30, 1999, to $91,571, for the same period in 2000. This continued to be a result of a reduction in corporate and modular selling and marketing expenses with a steady emphasis being placed in transportation selling and marketing activities for the first nine months in the year 2000.

(5) General and Administrative. General and Administrative expenses increased ninety-nine percent to $3,906,622 for the nine month period ending September 30, 2000, from $1,959,840 for the same period in 1999. This increase was largely attributable to $3,189,705 in corporate consulting fees paid in shares through the period ending September 30, 2000.

(6) Other Expenses. Other expenses for depreciation increased to $71,841 for the nine-month period ending September 30, 2000 from $27,242 for the same period ending in 1999. Interest expense increased nearly three-fold from $23,979 for the period ending September 30, 1999 to $62,196 for the same period in 2000. The increase is reflective of the Registrant's costs associated with proceeds from debt financing throughout 1999 and 2000.

(b)  Three Months Ended September 30, 2000 and 1999.

(1) Net Sales. Net sales for the nine months ended September 30, 2000 were $711,637, a ten percent increase from $647,741 in the same period in 1999. The increase in 2000 is attributed to the equivalent of three additional modular units, shipped and delivered in the second quarter. The modular division accounted for $640,376 of third quarter sales. Lease of modular units generated revenues of $10,038, and, the one time sale of a fourteen unit modular lease fleet produced an additional $60,000 during the third quarter of 2000. The leasing division will nonetheless continue to post pre-paid lease revenues throughout future periods in which they can be recognized.

(2) Cost of Sales. Cost of Sales increased nearly forty-six percent from $497,670 for the three months ending September 30, 1999 to $726,609 for the same period in 2000. Total cost of sales is primarily a result of third quarter modular sales in 2000. However, the leasing division comprised $212,087 of the total period increase with the sale of a fourteen unit modular fleet.

(3) Research and Development. Research and Development expenses decreased eighty-eight percent from $76,014 for the three months ended September 30, 1999 to $9,326 for the same period ended in 2000. The costs, all incurred by the transportation division, is reflective of reduced consulting fees related to ongoing development projects and emphasis placed on marketing of transportation division products.

(4) Selling and Marketing. Selling and marketing expense decreased thirty-six percent from $60,331 for the three-month period ending September 30, 1999, to $38,395, for the same period in 2000. Selling and marketing expenses for third quarter in 2000 have largely been focused on sales and marketing activity in the transportation and modular divisions.

(5) General and Administrative. General and Administrative expenses increased over two-fold to $1,653,056 for the three month period ending September 30, 2000, from $736,222 for the same period in 1999. The increase consists largely of corporate consulting fees paid in shares for the same period ending September 30, 2000.

(6) Other Expenses. Other expenses for depreciation increased to $34,320 for the three-month period ending September 30, 2000 from $10,230 for the same period 1999. Interest expense increased to $17,178 for the three-months ended September 30,2000 from $11,516 for the same period in 1999. The increase is representative of the Registrant's acquisition of debt financing in 1999 and 2000.

Liquidity And Capital Resources.

As of September 30, 2000, the Company had a working capital deficit of $135,540 compared to a deficit of $1,457,573 at December 31, 1999, a decrease in working capital deficit of $1,322,033. The increase in working capital was substantially due to the Company increasing inventories, accounts receivable, and prepaid expenses as of September 30, 2000. As a result of the Registrant's operating losses during the first nine months ended September 30, 2000, the Registrant generated cash flow deficits of $1,880,968 from operating activities. The Registrant invested $8,044 in the acquisition of plant equipment during the first nine months of 2000. The Registrant met its cash requirements during the first nine months of 2000 by drawing on a credit line of $2,695,320 of debt secured by the Registrant's assets. In addition, during the first nine months of 2000, the Registrant repaid $1,288,404 of previously borrowed funds.
During the quarter ended June 30, 2000 the Registrant issued a $520,000, four-percent convertible debenture. The convertible debenture holder receives an interest rate of four-percent annually on the outstanding debenture face amount with the debenture due in 2005. The Registrant netted $443,000 in proceeds after $25,000 in legal fees and $52,000 in broker commissions. The funds were used for working capital purposes. During the quarter ended September 30, 2000 the Registrant activated a $2,000,000 equity line of credit, a second part of this funding, that is also to be backed by four-percent convertible debentures. The line of credit is structured whereby the Registrant can request advances from the investor in exchange for four-percent convertible debentures that are convertible into the Registrant's
common stock.   The exchange rate for this conversion will be
equal to eighty-percent of the average closing bid price for any four of the five trading days immediately preceding the date of conversion. While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned the Registrant has obtained financing in the form of equity in order to provide the necessary working capital. The Registrant currently has no other commitments for financing. There are no assurances the Registrant will be successful in raising the funds required.

The Registrant has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant. Subsequent to the period ending September 30, 2000, the Registrant has granted 2,950,000 options to employees under an authorized Employee Stock Option Plan.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the three month period ended on September 30, 2000:

In September 2000, the Registrant issued a total of 300,000 restricted warrants to two investor relations companies in connection with services to be provided by these firms to the Registrant. These warrants are exercisable at $0.20 per share for a period of one year from the date of issuance; from this date to present, these warrants have been out-of-the-money.

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

On July 24, 2000, the Registrant filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 120,000,000 shares of common stock (aggregate offering price of $18,600,000 under Rule 457(c)). This offering is to be used primarily for consulting services and acquisitions by the Registrant, and commenced on the effective date of this registration statement (August 23, 2000 - File No. 333-42130). However, 6,000,000 shares of common stock under this offering were used for the registration of shares underlying the debentures sold (as set forth above). A portion of these debentures has now been converted into free trading common stock of the Registrant under this Form SB-2. The Registrant has not realized any cash proceeds to date in connection with issuances under this Form SB-2.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During July 2000, the Registrant sought and obtained the written consent of a majority of its issued and outstanding common stock for an increase in the authorized common stock of the Registrant in its Articles of Incorporation from 50,000,000 to 200,000,000. An Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on August 3, 2000, was provided to the holders of record at the close of business on July 1, 2000 of the Registrant's outstanding common from whom a consent for this action was not solicited on behalf of the Registrant

ITEM 5.  OTHER INFORMATION.

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


                                    The Majestic Companies, Ltd.



Dated:  November 8, 2000            By: /s/  Francis A. Zubrowski
                                    Francis A. Zubrowski, President

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

2.3 Articles of Merger of Domestic and Foreign Corporations into Skytex International, Inc., dated November 3, 1998 (incorporated by
     Referenced to Exhibit 8.4 to the Form 10/SBA filed on February 8, 2000).

2.4 State of Delaware Certificate of Merger of Domestic Corporation and Foreign Corporation, dated December 16, 1998 (incorporated by reference to Exhibit 8.3 to the Form 10-SB/A filed on February 8,
     2000).

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

10.4 Real Property Lease between Majestic Modular Buildings,
     Ltd. and Berberian Farms, dated May 1, 1998 (incorporated by reference to Exhibit 6.2 to the Form 10-SB/A filed on February 8,2000)

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