Form 10KSB
period 2000-12-31
MAJESTIC COMPANIES LTD
filed 2001-03-30
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant had revenues of $2,489,245 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001: Common Stock, par value $0.001 per share -- $2,783,612. As of March 1, 2001, the Registrant had 103,138,549 shares of common stock issued and outstanding.

                            TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                19

ITEM 3.  LEGAL PROCEEDINGS                                         20

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         20

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                        21

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           22

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            28

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                 28

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      28

ITEM 10.  EXECUTIVE COMPENSATION                                  31

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                   33

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          34

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                 35

SIGNATURES                                                        36

                               PART I.

ITEM 1.  BUSINESS.

Business Development.

The Majestic Companies, Ltd. was incorporated under the laws of the State of Nevada on December 3, 1992 under the name of Rhodes, Wolters & Associates, Inc. In May 1998, Rhodes changed its name to SKYTEX International, Inc., and in December, 1998, merged with a Delaware corporation named "The Majestic Companies, Ltd." SKYTEX had no material operations during the period prior to this merger. The Delaware corporation SKYTEX acquired in the merger had operations and formerly did business as "Majestic Motor Car Company, Ltd." and prior to that "Majestic Minerals, Ltd." As a part of the merger, SKYTEX's corporate name was changed to "The Majestic Companies, Ltd." Majestic Minerals, Ltd. was a British Columbia, Canada corporation that changed its name to Majestic Motor Car Company in April, 1997.

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

Subsequent to the name change, in March 1998, Majestic Motor Car Company merged with and into The Majestic Companies, Ltd., the Delaware corporation SKYTEX acquired in December, 1998. The Delaware corporation had no prior material operations and was organized for the purpose of reincorporating under the laws of the State of Nevada.

To consummate the SKYTEX merger, stockholders of the pre-merger Delaware corporation, "The Majestic Companies, Ltd.", were issued one share of SKYTEX common stock with par value of $.001 for each one (1.00) share of common stock owned as of December 11, 1998, of the pre-merger Delaware corporation "The Majestic Companies, Ltd."

The Majestic Companies, Ltd. is the parent of: Majestic Modular
Buildings, Ltd., Majestic Transportation Products, Ltd., and
Majestic Financial, Ltd.  All operations of The Majestic
Companies, Ltd. are conducted through its three wholly owned subsidiaries:

The Majestic Modular division designs, builds, leases and sells re-locatable modular structures including classrooms, office buildings, medical facilities and telecommunication equipment shelters to primarily end users located in California. The Modular division operates from and maintains administrative and manufacturing facilities in Modesto, California.

Majestic Transportation designs and markets transportation related safety equipment for the school bus market. The
Transportation Products division operates from an administrative and design engineering facility located in San Diego, California.

Majestic Financial is engaged in the business of acquiring and leasing re-locatable modular structures to private and public
California school districts as well as commercial end users.

The Majestic Companies, Ltd. maintains its Executive Offices at 8880 Rio San Diego Drive, 8th Floor, San Diego, California; telephone number (619) 209-6077. The executive office is the Registrant's principal operating office from which it manages and coordinates the activities of its wholly owned subsidiaries.

The Majestic Companies, Ltd. is a development stage company and therefore is subject to certain risks going forward including the risk of being unable to continue as a going concern. To date, the operations of the Registrant's business units have not generated sufficient earnings to cover the cost of operations. Therefore, the Registrant has incurred a net loss of $4,123,634 for year-ended 1999 (audited) and a net loss of $5,815,893 (audited). To date, revenues have been generated from the manufacture and sale of Modular Buildings: $2,265,609 for year-end 1999 (audited) and $2,389,095 for the year-end 2000 (audited), and from the leasing of modular classroom buildings owned by the Registrant: $23,529 for year-ended 1999 (audited) and $100,150 for the year-end 2000 (audited). In order for the Registrant to continue as a going concern, it will be necessary to raise additional equity and or debt financing to cover the cost of future operations. There can be no assurance that the Registrant will be able to attain such additional financing on terms satisfactory to the Registrant.

Also due to the fact that the Registrant is a development stage company, the management team has no direct operating experience in the manufacture of modular buildings prior to inception of modular construction operations in April of 1998, and no direct prior operating experience in the transportation safety product industry prior to development of the Registrant's transportation product division in the first quarter of 1998.

Although, the Registrant has experienced growth in revenues since the inception of operations in 1998, the Registrant has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Registrant will sustain revenue growth or achieve profitability. The Registrant has identified several steps it feels will begin to move it toward profitability:

provide timely and adequate working capital for the modular division further automate the modular production process, which the Registrant has started with the purchase of an overhead crane system pursue volume purchase discounts for raw materials

capitalize on federal and state legislation requiring safety restraints on school buses, and, begin realizing sales from, Majestic Transportation Products, Ltd., marketing efforts continual improvement and development of safety restraint devices within the same transportation division control all-around general overhead cost.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Registrant. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant assets not in the ordinary course of the Registrant's business .

Business of the Registrant.

(a)  Majestic Modular Buildings, Ltd.

(1)  General.

Majestic Modular Buildings, Ltd., commenced operations on
April 15, 1998, and is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms, office buildings, medical facilities and telecommunication equipment shelters to end users as well as to third party leasing agents for use primarily within the state of California. Majestic Modular maintains administrative and manufacturing facilities at 320 9th Street, Modesto, California.

The Registrant's principal product line consists of a variety of re-locatable modular classroom structures that are sold to both public and private California school districts. The Registrant's modular classroom structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as "P.C.'s" or "pre-checked" plans, that conform to structural and seismic safety specifications adopted by the California Department of State Architects ("DSA"). The DSA regulates all California school construction on public land and the DSA's standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

Modular classrooms have increased in popularity with school facility planners looking to increase classroom capacity for a number of reasons, including the fact that they cost significantly less to build and can be built and put in place in much less time than traditional "brick and mortar" built school facilities. Other factors that have contributed to the rise in popularity of re-locatable modular classrooms is the fact that they are considered personal property versus real property and therefore can be financed out of a district's operating budget as well as their capital budget. In light of these benefits, the California legislature set up guidelines that specify, with certain exceptions, that at least 20% of all classroom space within a district be comprised of re-locatable modular classrooms.

In addition to building re-locatable modular classrooms, the Registrant designs, manufactures and markets a line of modular re-locatable structures for use as offices, temporary construction facilities, medical facilities and telecommunications equipment bunkers. These structures are designed and manufactured to conform to Department of Housing specifications.

(b)  Industry Overview.

Commercial re-locatable modular buildings are defined as non-residential factory built structures generally designed to meet or exceed federal, state and local building specifications. Based on a survey conducted by the Modular Building Institute, the commercial mobile office and modular industry as a whole (including all manufacturers, dealers, and suppliers) produced an estimated total aggregate revenue figure of approximately $4.85 billion during 1998. The use of modular re-locatable structures for commercial applications emerged as a distinct segment of the traditional method of construction methods shortly after the end of World War II. Early producers of modular buildings modeled their structures after the mobile command centers in use during the war that could be moved quickly and efficiently from location to location. Since that time, the added flexibility that this mobile or re-locatable feature provides for has broadened the use of modular buildings to include: classrooms, medical/surgical facilities, bank offices, rental car offices, daycare centers as well as a wide variety of industrial and commercial building applications.

By combining the cost savings of factory controlled manufacturing methods with the advantages and flexibility of re-locatable modular structures, the industry has developed a process whereby a quality, cost-efficient product can be delivered in a timely manner that is adaptable to a wide variety of building applications.

The commercial modular building industry is made up of three primary participants: independent manufacturers, integrated manufacturers, and dealers. Independent manufacturers generally supply factory built structures to independent third-party industry dealers that transact the sale or lease directly with the customer. Integrated manufacturers on the other hand deal directly with the end-user and perform sales and marketing functions in-house by maintaining an active sales presence in the field.

Over the last decade, school enrollments in California have grown as a direct result of both increased births and the influx of net immigrations. The California Department of Finance estimates that the public school K-12 population of California will further increase by an estimated 5% from 1999 to the year 2009. This increase in California's K-12 student population has put considerable pressure on the states existing public and private school facilities infrastructure and in many cases the build-out of additional adequate school facilities has not kept pace with this growth. This situation has led to a condition of overcrowding in many California school districts with the net result being class sizes reaching 30 or more students per
classroom, making California schools   some of the most crowded
in the nation in terms of students per classroom.. This ratio is in sharp contrast to a national average of approximately 17 students per class. As state budget deficits have lessened in recent years, additional funds have been allocated to the building of additional classrooms in a concerted effort to reduce class size of California schools to a targeted ratio below 20 students per teacher. Contributing to the shortage of school classrooms, due to growth issues, has been a general shift in population demographics. Student enrollments are shrinking in older, more established residential areas that typically utilize permanent site-built construction, resulting in excess and under-utilized classroom capacity, while in neighboring, newer residential areas, high growth rates of school aged children have created acute shortages of school classrooms and infrastructure.

The state-wide educational systems ability to add new classroom capacity to satisfy the needs of California's growing and shifting student demographics are contingent upon three primary factors. The collection and distribution of state tax revenues, capital allocations of state funding for educational concerns governed by existing fiscal budgetary policy, and the passing of state and local bond initiatives by the general electorate earmarked for the construction, updating, and maintenance of state school facilities. One of the primary methods of financing classroom construction in the past was greatly reduced in 1978 with the passing of Proposition 13, a measure that rolled back property taxes. At that time, property taxes were one of the primary sources of financing new and existing school growth plans. After the passing of Proposition 13, schools were forced to actively pursue alternative funding sources for the construction of new school capacity. These efforts were best served by the passing of several key legislative statutes.

In 1976 California adopted a measure that, with certain exceptions, at least 30% of all classrooms added using state funds must be re-locatable structures. This measure helped school systems to adopt a more flexible classroom infrastructure plan that could be better adapted to changing demographic requirements as their student populations grew. In 1979, the California legislature allocated additional state funding to schools for the purchase and leasing of re-locatable modular structures. In the early 1990's, funding sources for classroom expansion failed to keep pace with the demand caused by rising student enrollments and class-size again became an issue. This situation created a down cycle in the modular industry with statewide sales experiencing declines. In the latter half of the decade, state budget factors turned around and once again capital became available from the state for the addition of additional classroom space.

To alleviate overcrowding, the California legislature in 1996 appropriated funds from the operating budget to build additional classrooms in a concerted effort to reduce the number of students per teacher, especially in the primary grades K through 5, to a target ratio of under 20. This collective group of measures came to be known as the "Class Size Reduction Program." During the 1996-1997 school year, the state spent approximately $820 million on this program. Approximately $200 million of the funds were spent directly on re-locatable modular classrooms. During the 1997-1998 school year, the state followed up the initial funding with an additional $1.5 billion targeted for school facility upgrades and general operating budgets for the educational system. In November of 1998, public voters approved a sweeping $9.2 billion measure, Proposition 1A, which provided for additional school facility construction, facility upgrading, teaching staff, and curriculum. With the passage of this bond measure, classroom space once again became a major issue. The public school system intended to create a better learning environment for the students through the addition of extra classrooms.

In the formula for class size reduction, state administrators earmarked money for the purchase of modular classrooms for each school district that identified the need and presented a proposal to the state. Once approved, the state sends $35,000 per class to the individual school district for the purchase of each modular classroom. A 1976 State adopted Senate Bill ("SB50") mandated at least 30% of all new classroom space added using State funds must be re-locatable unless re-locatable classrooms are not available, or, the terrain of the school property being utilized would make the use of re-locatable classrooms impracticable. Proposition 1A, coupled with Senate Bill SB50, has increased the demand for re-locatable modular classrooms as a material percentage of these funds have been allocated for both the purchase and lease of re-locatable modular classroom in an effort to further advance the Class Size Reduction Program. Due to the fact that classroom staffing and curriculum development must be considered within the scope of bond measure funding, it is difficult to ascertain precisely the amount of funding these bond measures will allow school districts to utilize toward modular classroom acquisitions. These bond measures funds, nonetheless, provide school districts with a budgetary allowance to comply with classroom size reduction.

Many of the school districts located within larger cities of the state are experiencing space restrictions for expansion. The State regulates the amount of open land required in each school based on the number of students enrolled. Many of the more crowded schools have reached, or are about to reach, their maximum land-to-building use ratio. In order for these schools to add modular classrooms and conserve their land use, they are being forced to build compliant multi-story structures. The Registrant is currently attempting to obtain DSA approval for a clustered modular building that would comprise eight to ten classrooms in a multi-story configuration.

(c)  Re-Locatable  Modular Classrooms.

The Registrant designs, builds and markets re-locatable modular classrooms to conform to specifications adopted and administered by the California Department of State's Architects . These specifications are generally more stringent than the building codes that apply to other types of commercial portable structures and must be compliant with existing fire, seismic and handicapped accessibility requirements.

Majestic Modular builds an assortment of re-locatable modular structures for the California education industry consisting of classrooms, administrative office structures and restroom facilities as well as additional special use buildings. These structures vary in overall size but normally consist of a number of standard sized units measuring 12' x 40' in size. These standard sized units are commonly referred to in the industry as "floors", and are built to this size so that they may be easily transported from the factory to the end-use site by an eighteen-wheel flatbed tractor-trailer. The most common type of structure built by the Registrant consists of two of these floors assembled together at the end-user's site to complete a 24' x 40' re-locatable classroom totaling 960 square feet. Larger structures are typically designed and built by using additional 12' x 40' (or similarly sized) building sections. These standard sized classrooms are normally supplied to the end-user with a minimum amount of finished interior features. Standard appointments for the Registrant's re-locatable classrooms consist of carpeting and student access ramps. In some cases, interior walls and or built-in cabinetry can be specified and completed at the factory level.

The typical price range for standard 24' x 40' classroom manufactured by the Registrant is between $25,000 and $35,000, before ramps, carpeting, interior walls or cabinetry. Custom classrooms supplied by the Registrant can range anywhere from $40,000 to $80,000 or more, depending on the finished size and number of custom features specified by the end-user.

The standard type of re-locatable classroom structure manufactured by Majestic Modular consists of a welded box-steel perimeter frame with steel floor joists of "perlins" welded in place to complete the structural sub-floor. The finished floor and walls are constructed with materials typically utilized in site-built construction. The interior and exterior finished surfaces can be varied based on customer specifications and can consist of a variety of wood, aluminum and other specified exterior materials such as brick or stone facing, etc. Building features such as electrical wiring, heating and air conditioning, plumbing, ceiling acoustics and floor coverings are installed and/or completed at the factory level before the buildings are prepared for final delivery. The Registrant generally does not participate in the delivery, site preparation and set-up of its re-locatable modular structures, choosing instead to employ the services of third-party sub-contractors that perform these services on a regular day-to-day basis.

In general, re-locatable modular classrooms cost significantly less and take much less time to construct and install than conventional site-built school facilities. Currently, modular classroom space costs roughly $35 per square foot, versus roughly $125 per square foot for traditional site-built, non re-locatable classroom construction. Also, their use permits a school district to relocate the units as student enrollments shift.
Most importantly, the Registrant's modular products provide added flexibility to school districts: modular classrooms are considered personal property, and therefore can be financed out of a district's operating budget rather than by bond facility only. Although there can be no assurance, the Registrant believes these factors will continue to contribute to the demand for re-locatable modular classrooms.

Majestic Modular's production output for 1998 was 35 units built and 12 units sold, in 1999 there were 80 units built and 54 units sold. At present, the Registrant's modular production capacity is capable of one (1) standard 24' x 40' unit per day, giving it an annual production capacity of 250 units per year. The Registrant also plans on adding at least one additional manufacturing facility the near future to increase its current output capacity. The Registrant believes that this growth strategy is warranted in order to gain the sufficient market share required to ensure stability and profit margins for the long term.

(d)  Sales and Marketing.

Within the modular construction industry, Majestic Modular is considered to be an "integrated manufacturer". This characterization is based on the fact that the Registrant employs and maintains an in-house sales and marketing staff to generate sales of modular structures. The sales and marketing staff of Majestic Modular works with both industry "dealers", (agents that lease classrooms to end-users), and ultimate end-users in order to increase business for its manufacturing unit. The Registrant's customers generally purchase re-locatable modular structures for use within the State of California. The sales team of Majestic Modular has concentrated their marketing efforts into three distinct geographic regions or territories, which are comprised of Northern California, Central California and Southern California. In addition to maintaining existing and/or repeat customers, each sales associate calls on prospective customers in the field in an effort to expand the Registrant's customer base. The re-locatable modular structures industry is a highly competitive field. The Registrant competes for customer orders based on price, product quality, availability, delivery terms and reliability. During the preparation of a quotation, the marketing staff assists the customer in adhering to current modular construction code specifications. The Registrant maintains a set of "pre-checked" or pre-authorized building plans that conform to Department of State's Architects stringent specifications for re-locatable modular classrooms. These standard plans ("PC's or "Pre-Checks") generally provide for the basic architecture of most buildings ordered from the Registrant. In some cases, a previously awarded order for modular classrooms for a particular school district can remain open. This situation is known in the industry as a "piggy-back bid" and it allows other school districts to order this specific class of building directly from the manufacturer without entering into a new bidding process. When modular classrooms are specified by the customer that fall outside the design parameters of standard PC's, the Registrant employs both in-house as well as contract engineering services to complete the necessary design adjustments in order to complete the job.

Majestic Modular has approached marketing of its modular structures in a common-sense, long-term fashion. The Registrant developed or obtained architectural plans that are or have been previously approved, obtained contracts with school districts for long-term orders, hired personnel with modular construction experience, and negotiated favorable terms with suppliers of construction materials and components that the Registrant believes are favorable. In addition, the Registrant is designing a new multiple story clustered modular classroom structure for Department of State's Architects review.

The goal of the marketing effort is to gain additional market share through a concentrated campaign of: direct contact with customers using in-house marketing representatives, a high visibility presence at modular industry trade shows, open bids, and print advertisements carefully placed in industry trade periodicals. Management believes that this comprehensive marketing plan will help establish Majestic Modular as a leader in the construction of quality modular structures.

(e)  Competition.

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


Majestic Transportation Products Ltd.

(a)  Industry Overview.

In the U.S., approximately 440,000 school buses transport daily approximately 24,000,000 students to and from school. Less than 20% of these buses are outfitted with any type of occupant safety restraint. Currently, no federal legislation exists that requires restraints to be installed on these buses. This lack of regulation at the federal level has prompted five separate states: New York, New Jersey, Florida, Louisiana and California, to adopt their own legislation regarding the installation of occupant restraints on school buses, three of which have just passed laws in 1999 (California, Florida & Louisiana); over 20 additional states have planned or have pending legislation. During the past five years, New York and New Jersey have mandated two-point lap belts to be installed in all new school buses, and as a result more than 80% of the school buses in these two states now have seat belts. Although the laws in New York and New Jersey require the belts to be installed, there is no law mandating that the students must wear them. While questioning officials from these areas, it was stated that the percentage of students voluntarily buckling up was well below 50%.

The main reason existing school bus fleets do not utilize restraints is due to a seat design implemented several years ago called "compartmentalization". In 1977, the Federal Motor Vehicle Safety Standards mandated the use of a seat design which raised the height of the seat back and allowed the seat back to "flex" in the event an occupant was thrown into the seat back during a crash. This new seat design provided a compartment area for seated passengers resulting in reduced chances of serious injury in the event of a crash. Although compartmentalization does provide increased safety to passengers, it has been determined after evaluating many school bus accidents; passengers can still be ejected from their seats during a bus crash.

Over the past several years, the concern for school bus restraints has raised enough attention that two states, New York and New Jersey, currently mandate passenger restraints in all buses in their fleets. Three states, Florida, Louisiana and California, recently passed legislation requiring seat restraints in new, and in some cases both new and existing buses effective in 2001. As of January 2000, there are 25 states with pending legislation for seat type restraints to be implemented this decade. Most of the states with pending legislation have not specifically determined the type of seat restraint that will be mandated due to the controversy over what type of restraint is considered best for school bus applications.

After studying various school bus crashes during the past twenty years, transportation officials and state legislators continue to debate which type restraint is best; lap belt, 3-point harness type restraint, or new designs like the SAFE-T-BART. While the governing bodies continue their discussions on the type of restraint, most officials throughout the education and transportation industry concur; the issue of seat restraints in school buses is not going away. The school bus transportation industry predicts, by the year 2005, at least 37 states will have mandates requiring schools to provide seat restraints in their bus fleet.

Parents have played an active role in raising the concern for student bus safety. Each time the media reports a school bus accident, parents become more concerned that the next time it may involve one of their children. This parental concern and awareness has triggered the initiative for lawmakers to take a more active role in the implementation of school bus safety restraints.

Majestic Transportation Products, Ltd. offers a new approach to school bus passenger safety. The product is called the SAFE-T-BART - a padded horizontal bar which rests above the lap of passengers similar to lap bars on roller coasters. The bar operates on a simple, but effective design, employing inertia to lock a mechanism similar to the locking mechanism in an automobile seat belt retractor. In the event of a sudden stop, crash or roll-over, the bar automatically locks in place, resulting in passengers staying within their seating (compartment) area. The mission behind the design of the SAFE-T-BART is too keep the passengers in their seating area during a bus crash, roll-over or other unforeseen mishap.

Documented case history reveals that schools who have utilized seat belts experienced less than a 15% usage rate. Bus drivers try their best to enforce the seat belt policy, however, once the driver sits behind the wheel of the bus; they have no means of effectively enforcing that students are staying buckled-up. Implementation of the SAFE-T-BART eliminates the need for bus drivers to enforce any restraint policies. It's a passive device in the sense the passenger doesn't have to do anything to make it function. SAFE-T-BART provides virtually a 100% usage rate since the seat occupant has no choice but to use the bar. SAFE-T-BART appears to cause passengers to sit in a more controlled manner facing forward, thus, reducing driver distractions.

Majestic Transportation has completed and passed the full complement of testing required under the Federal Motor Vehicle Safety Standards by a federally approved testing lab in Adelanto, California, and is ready for installation in existing school bus
fleets throughout the U.S.   SAFE-T-BART is maintenance free and
can be conveniently installed by factory trained personnel at the school transportation yard site. It can be installed on any type of school bus manufactured after 1977.

(b)  Products.

(1)  SAFE-T-BART.

The SAFE-T-BART is a heavily padded lap bar style restraint, similar to the restraints commonly found on amusement park rides. The purpose of the SAFE-T-BART is to hold an occupant within the padded seating area during an accident. Many of the 13,000 children hurt each year on school buses are ejected from this padded seating area, resulting in serious injuries. The SAFE-T-BAR's patent pending locking mechanism is hidden within the seat back and operates on the same principal as standard seat belt retractors common to almost every car on the road today. During sudden stops, collision, rollover etc., a small weighted pendulum swings and engages a latch, locking the SAFE-T-BART in the down position, controlling and restraining the passenger within the padded seating area.

The SAFE-T-BART has been carefully designed to fit all standard school bus seats post 1997, as well as being fitted as original equipment at the various school bus manufacturers. The SAFE-T-BART mounts on the seat back and is designed to bend the seat during a collision therefore absorbing impact energy. The SAFE-T-BART is also padded with over 10 pounds of Urethane foam adding in the ability to absorb impact energy. Evacuation of the school bus in the event of an emergency is very quick as the SAFE-T-BART's unique locking mechanism is designed to release once the bus comes to rest; occupants can then lift the bar and quickly move to the exit.

Installation time of the SAFE-T-BART is approximately 30 minutes per seat and is performed by Majestic Transportation to ensure proper fit and function. The bar is designed to last the life of the school bus (usually 12 years) with critical internal components being heat-treated to provide superior strength and durability. Replacement of just the bar alone is done in less than 10 minutes.

(2)  SAFE-T-SEATT.

Majestic Transportation is in the process of developing a new seat design for school buses, officially labeled the "SAFE-T-SEATT" restraint system. The SAFE-T-SEATT system was conceived to increase the effectiveness of the SAFE-T-BART by designing a school bus seat that would perform more efficiently with the SAFE-T-BART during a crash. The current school bus seat was designed in the early 1970's and federal standards were set at that time. Since then, a great deal of Federal and private crash testing has been done relating to school buses and Majestic Transportation has used this information in the development of the SAFE-T-SEATT occupant restraint seat system.

The main advantage of the SAFE-T-SEATT system is that the upper portion of the seat back is designed to better absorb the impact of the head and upper torso. The upper frame is made from an aluminum tube bent in such a manner to crush if either a vertical or a lateral load is applied. The attachment points for the SAFE-T-BART are designed to allow the horizontal portion of the bar to be free to ride down lower in the abdominal area during a crash. In addition, the SAFE-T-SEATT system allows for the bar lock assemblies to be mounted in the center of the seat frame, eliminating the need for the "knee pads" normally required for retrofit of the SAFE-T-BART on existing school bus seats. Additional padding on the seat cushion and seat back will also be an integral part of the new system.

It is anticipated that the SAFE-T-SEATT system will be primarily installed on new school buses at the point of manufacture. Majestic will either supply the manufacturer with the SAFE-T-SEATT system or license the manufacturer to produce their own. The additional cost to produce a SAFE-T-SEATT (less the SAFE-T-
BART) will be no more than 50% above today's cost to produce a standard school bus seat. The Registrant envisions that the SAFE-T-SEATT will enhance occupant safety in school buses and hopes to commence the marketing of SAFE-T-SEATT devices in the year 2000.

(3)  SAFE-T-GUARDT.

The SAFE-T-GUARDT was developed with the knowledge that there are many fatalities outside of the school bus, in the loading and unloading zone. The typical scenario is that as a child exits the bus and remains close to the bus as it is departing the stop area, a child may trip or fall in the path of the bus's tires.

The task became to develop a "guard" to hang in front of the rear tires that would "scoop" a child out and away from the tires if he or she fell under the bus. An additional technical requirement was to enable this same guard to ride up and over a curb without being damaged or ripped off the bus. These requirements and others led to the SAFE-T-GUARDT, a unique system that incorporates a hanging flap much like a mud flap on a tractor trailer only it hangs on the front side of the rear tires. At the bottom of the "flap" is a hard plastic scoop with two rollers mounted to the backside between the "flap" and the "tire". This entire assembly hangs to within two inches of the ground. If the SAFE-T-GUARDT encounters any object up to 500 pounds it will remain in place and the roller object will roll until it moves out of the path of the tires. If it encounters an immovable object such as a curb or edge of a pothole for example, the roller wheels will contact the bus tires and the SAFE-T-GUARDT will "roll up" and over the obstacle.

The SAFE-T-GUARDT is designed to retrofit to any of the existing 440,000 school buses on the road today. The installation time is approximately one to two hours per bus. It is anticipated that new buses will also be fitted with the SAFE-T-GUARDT at the point of production.

(c)  General.

Majestic Transportation owns the exclusive manufacturing and marketing rights for the SAFE-T-BART. The Registrant's management believes it has the potential to become a preferred solution for on-board school bus passenger restraint systems. The general product design closely approximates the type of lap bar safety restraint systems commonly found on high velocity amusement park rides. Majestic Transportation plans to produce and currently is marketing the product to school bus manufacturers and operators nationwide, including governmental agencies and school systems.

As of March 3, 1999 the SAFE-T-BART completed and passed the full complement of testing required under Federal Motor Vehicle Safety Standards 222 & 302 and is ready for market roll-out. The test results were delivered to the Registrant in a comprehensive fifty-page report rendered by KARCO Engineering, a Federally approved collision testing facility located in Adelanto, California. Now that all federal compliance testing milestones for the SAFE-T-BART school bus passenger restraint have been met, the Registrant is moving quickly into the Pilot Program stage of this new product on a state by state basis. The marketing department of Majestic Transportation has discussed or is currently discussing with transportation officials and/or legislators in the States of Minnesota, New Jersey, Delaware, Florida, Illinois, Tennessee, New Mexico and New York that have requested information about the SAFE-T-BART passenger restraint system.

Majestic Transportation conducted its first pilot program with the Oceanside (California)Unified School District and recently completed the program on August 24, 1999. The program received high marks from the Transportation Staff as well as the many bus drivers who drove the SAFE-T-BART outfitted bus. The Registrant has not sold any SAFE-T-BART's to date but has one existing orders to install SAFE-T-BART's.

The SAFE-T-BART is a passive restraint in that it has a nearly 100% usage rate. The design requires the occupant to lift, sit and allow the bar to rest down in place and requires virtually no attention from the driver. SAFE-T-BART is patent pending and has been designed to lock in the down position during a collision, thus holding the occupant within the padded seating area. The cost to retrofit a school bus with the SAFE-T-BART is less than the cost to add seat belts, as the SAFE-T-BART does not require the seat to be changed. At the point of manufacture, the SAFE-T-BART cost is approximately the same as that of a lap-shoulder belt restraint although a lap-shoulder belt system reduces the typical three position seat to a two position seat. This results in the need to purchase additional buses and adds an additional financial burden.

With of an average of 22 seats per school bus, this represents a potential market for 9.7 million restraints. Analysts predict the growth of the industry to continue at around 2% to 4% per year. (Industry statistics source: School Bus Fleet Magazine Annual Fact Book 1999).

(d)  Sales And Marketing.

To date, sales and marketing efforts have been concentrated in the Southern California region, focusing on the public school market. Plans are currently underway to commence penetration into public schools in other states.

Sales and marketing efforts are conducted by the Vice President of Sales & Marketing in conjunction with the VP of Engineering. Sales calls are most effectively performed by visiting school transportation yards with a school bus owned by Majestic Transportation outfitted with the SAFE-T-BART. Prospective customers, including school transportation officials, bus drivers, administrators, board members, etc. can sit in seats representing various seat manufacturers and experience the SAFE-T-BART first hand. This sales approach permits interested prospects to thoroughly evaluate the product and raise any questions they may have regarding the bar's functionality, varying bus applications and other questions relating to passenger safety. Demonstrating the SAFE-T-BART in a real bus application has more impact to the prospective customer than demonstrating the bar with installed on a stand-alone seat.

Majestic Transportation is scheduled to participate in three major school bus transportation industry trade shows before the end of 2001. These trade shows draw the attendance of several thousand pertinent decision makers within the education industry including prominent representatives from the Parent Teachers Association.

The Registrant's focus for the remainder of 2001 will be to increase public awareness of the SAFE-T-BART through industry conferences along with demonstrating the product to both the public and private school sector. Also, the Registrant will continue to secure the support and endorsement of the SAFE-T-BART through appropriate government officials who believe passenger safety in school buses is an important issue that needs continued attention.

(e)  Market.

The current market breakdown is as follows:

Private and public schools who possess their own bus fleet

School bus contractors

New bus manufacturers

Existing market size (existing bus fleets only):

# of existing buses in U.S. market:         440,000

Average seat capacity per bus:                   22

Potential SAFE-T-BART installations:      9,700,000

Cost per seat installation:                 $229.00

Potential revenue:                      $2.2 billion (approximate)

Note: The potential market projection for "new" school buses is 48,000 annually. At a cost to the manufacturer of $159.00 per SAFE-T-BART, the overall annual revenue potential is approximately $150,000,000.

(f)  Competition.

(1)  SAFE-T-BART.

Currently, to the knowledge of the Registrant's management there are no other bar type restraints on the market for school buses. The only known competition to the SAFE-T-BART presently on the market is a lap belt style seat belt system commonly found in smaller style school buses and on older cars. A three-point seat belt system (lap & shoulder) is not currently available due to conflicts in Federal standards, engineering and design criteria related to school bus seats. Lap style seat belts have been tried in New Jersey and in New York for the last 5 years on the larger style school buses. It has been estimated that only about 15% of the students riding on the school buses outfitted with these belts are buckling them up for the ride to or from school. In comparison, the SAFE-T-BART is a passive restraint system that is designed for a virtual 100% use rate. In addition, it is commonly reported by school bus operators that the children that choose not to wear the seat belts during the ride will often use the belts in a manner for which they were not designed, i.e. as a weapon by swinging the buckle, tying the belts in knots or picking apart the latch mechanism. By comparison, the SAFE-T-BART has only one exposed moving part, the bar, and cannot be manipulated by occupants.

(2)  SAFE-T-SEATT.

The SAFE-T-SEATT is a unique arrangement of a seat with a built-in restraint system. Again, the only competition to this would be a three-point seat belt system that is currently not available for school buses due to engineering conflicts with Federal standards. If a three point system were available, it would reduce the seating capacity of a school bus by 1/3. In addition, seat backs would be much higher (children would be out of view of the driver and along with the normal use problems of a two point system, a three point system requires the children to adjust the shoulder harness each time they sit down. This further reduces the likelihood that they will buckle-up.

(3)  SAFE-T-GUARDT.

There is currently no known competition in the school bus market for a guard system for the front side of the tires.

(g)  Regulation.

(1)  SAFE-T-BART & SAFE-T-SEATT.

Standards for school buses are set by the Federal government and come under the Code of Federal Regulations . Under the Code of Federal Regulations are the Federal Motor Vehicle Safety Standards ("FMVSS") and two standards within FMVSS that apply to the SAFE-T-BART, FMVSS 222 & FMVSS 302. FMVSS 222 pertains to school bus seat strength and FMVSS 302 relates to vehicle interior materials burn rates. Majestic Transportation contracted with one of the west coast's largest federally approved FMVSS compliance testing facility in Adelanto, California. Karco Engineering was supplied with all the different school bus seats currently available, this included BlueBird, Thomas Bus, Amtran and Carpenter. Each of these seats were fitted with a SAFE-T-BART and each were run through the very specific procedures of testing as prescribed by FMVSS 222. This series of tests included:

Forward loading of the seat to determine seat frame deflection with a 2200 pound load

Aft loading to determine deflection

Head impact using a high velocity ram

Knee impact using a high velocity ram also.

At the end of this testing, Karco Engineering issued Majestic Transportation a 78 page report and the report indicated that the SAFE-T-BART had passed all the requirements of FMVSS 222 on the first try. FMVSS 302 was conducted by US Testing Labs in Los Angeles, California. A sample section of the SAFE-T-BART was used in a controlled burn to determine if the self-skinning urethane foam would self extinguish per the requirements of the test. US Testing Labs issued a written report indicating that the SAFE-T-BART had met FMVSS 302 standard on the first try.

Although all equipment produced relating to school buses must meet Federal Motor Vehicle Standards it is up to each state individually to decide the optional equipment it would like on its buses, i.e. flashing lights & signs, restraints etc. New Jersey and New York have had laws requiring restraints on all school buses for the last 5 years. Florida, Louisiana and California passed laws last year requiring that all new school buses purchased beginning within the next 1 to 2 years must be equipped with occupant restraints. It is expected that during the 2000 legislative session, an additional 30 states will have pending legislation requiring occupant restraints on school buses.

(2)  SAFE-T-GUARDT.

There are no existing Federal or State regulations pertaining to guards that hang in front of the tires. The only known requirement is that the SAFE-T-GUARDT must not protrude beyond the side bodywork of the bus.

(h)  Manufacturing.

(1)  SAFE-T-BART.

The SAFE-T-BART is currently produced using five subcontractors in California, Nevada and Mexico. The "self-skinning urethane foam" process for the bar and knee pads is done at Universal Urethane in North Las Vegas, Nevada. Universal Urethane is one of the largest independent suppliers of molded foam products in the US today, with an annual output of over one million pounds of material. Purpose built aluminum molds were produced at Universal Urethane specifically for the SAFE-T-BART. The steel tube portion of the bar is produced in Mexico. The Mexican subcontractor is a large supplier of steel tube furniture, with 90% of the final product for export into the US. They are equipped with multiple automatic tube forming machines and presses for forming the two ends of the bar. This bar, produced in Mexico, is shipped directly to Universal Urethane to be covered in the molded foam. The remaining metal and plate components are produced in San Diego by Jiffy Machine and MetalTek. Critical Internal locking components are heat treated for maximum strength and durability. Final components are acid-etched, cleaned and yellow zinc-plated for corrosion protection.

A San Diego based cardboard box manufacturer is used and produces a custom-made shipping box for the SAFE-T-BART. The box holds two complete bar assemblies and 20 of these boxes can be arranged on a pallet and shrink-wrapped for bulk shipping or containerizing.

At the appropriate level of production, a shift will be made to use an automotive components manufacturer in Taipei, Taiwan. Golden Legion automotive, Taipei, is an ISO 9000 automotive component manufacturer with 90% of production for export. Golden Legion is a supplier to both Ford and Honda of Asia. Representatives from Majestic Transportation have already inspected Golden Legions facilities in Taipei and completed the first go-around of technology transfer. Start-up with Taiwan would be phased in over a six-month period.

The product, as shipped from Taiwan, would be received at Long
Beach in Sea-Land containers and warehoused and distributed from Long Beach using a contract service. Import duty on bus components is 1.75%. Shipping costs from Taiwan to Long Beach are about 2%.

(2)  SAFE-T-SEATT & SAFE-T-GUARDT.

The SAFE-T-SEATT and SAFE-T-GUARDT are both currently under development but will use the same approximate suppliers as the SAFE-T-BART. The SAFE-T-SEATT will require an additional supplier of vinyl seat covering material and urethane sponge rubber - both expected to be sourced in San Diego. The SAFE-T-GUARDT will require additional cast urethane for the lower edge of the guard. In addition, caster wheels will also be needed, but will be purchased as an individual item and bolted to the final product. Both products are excellent candidates for production in Taiwan given predetermined production levels.

Majestic Financial, Ltd.

With the placement of its first single unit operational lease, Majestic Financial, Ltd. began operations in December of 1998. Its primary mission is to supply modular classrooms for lease to school districts. This is accomplished by directly providing modular classrooms for lease, or, through the acquisition of existing leased fleets from small to medium size entities. The focus is to establish an asset base that will continuously provide a turnover of revenue from the renewal of existing leases. Majestic Financial, Ltd.'s plan of operation includes providing schools that have limited budgetary resources the ability to obtain much needed classroom space under affordable lease terms.

Employees.

As of December 31, 2000, the Registrant had 12 employees, none of whom have entered into an employment agreement with the Registrant, other than: the Registrant's Chief Executive Officer, Francis Zubrowski, and the Registrant's Vice President of Investor Relations, Clayton Chase. The Registrant has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Registrant considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

The Registrant's principal executive and administrative offices are located in San Diego, California at 8880 Rio San Diego Drive, 8th floor, San Diego, California 92108. The Registrant leases these offices from Mission Valley Business Center LLC at a monthly rental of $5,361 for a term scheduled to expire on June 30, 2001. The Registrant considers these offices to be adequate and suitable for its current needs. The Registrant has general office equipment and furniture at this location of approximately $30,000.

The Registrant's subsidiary, Majestic Modular Buildings, Ltd., leases property at 320 9th Street, Modesto, California from Berberian Farms Corporation at a monthly rental of $14,500.00 for a term scheduled to expire April 30, 2003. The monthly rental for this property will increase to $15,000.00 in December 2001 and $15,500.00 in December 2002. The Registrant considers this property to be adequate and suitable for its current needs. The Registrant has general office equipment and furniture at this location of approximately $30,000, and manufacturing equipment of approximately $94,000.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

(a) On or around July 28, 2000, Clovis Unified School District filed suit in the Superior Court of the State of California, County of Fresno (Case No. 656326-6) against Majestic Modular Buildings, Ltd., The Majestic Companies, Ltd. and Frontier Pacific Insurance Company for alleged breach of contract, seeking $300,000 in damages. The Registrant was not a party to this contract and therefore is seeking removal as a party to this litigation. Frontier Pacific has since cross-complained against Majestic Modular Buildings, Ltd. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(b) On or around January 25, 2001, Eastside Union School District filed suit in the Superior Court of the State of California, County of Los Angeles (Case No. MC 012292) against Majestic Modular Buildings, Ltd., and The Majestic Companies, Ltd. for alleged breach of contract, seeking $287,000 in damages. The Majestic Companies, Ltd. was not a party to this contract and therefore is seeking removal as a party to this litigation. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(c) On or around November 9, 2000, Skidmore Construction Company filed suit in the Superior Court of the State of California, County of Los Angeles (Case No. MC 012070) against Majestic Modular Buildings, Ltd., for alleged breach of contract, seeking $120,000 in damages. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000


                                                 High      Low

Quarter Ended December 31, 2000                  0.08      0.00
Quarter Ended September 30, 2000                 0.20      0.09
Quarter Ended June 30, 2000                      0.28      0.11
Quarter Ended March 31, 2000                     0.45      0.20

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                 High      Low

Quarter Ended December 31, 1999                  0.33      0.16
Quarter Ended September 30, 1999                 0.50      0.20
Quarter Ended June 30, 1999                      0.94      0.37
Quarter Ended March 31, 1999                     1.62      0.37

Holders of Common Equity.

As of March 1, 2001, there were approximately 300 shareholders of record of the Registrant's common stock.

Dividend Information.

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

Also, on June 8, 2000 the Registrant entered into a $2,000,000 equity line of credit agreement with an institutional investor, GMF Holdings, arranged through the placing agent, May Davis Group, Inc.). This line of credit is structured whereby the Registrant can request advances from the investor in exchange for 4% debentures that are then convertible into the Registrant's common stock at an exchange rate equal to 80% of the average closing bid price (as reported by Bloomberg) of the Registrant's common stock for any four (4) of the five (5) trading days immediately preceding the date of conversion.

On July 24, 2000, the Registrant filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 120,000,000 shares of common stock (aggregate offering price of $18,600,000 under Rule 457(c)). This offering is to be used primarily for consulting services and acquisitions by the Registrant, and commenced on the effective date of this registration statement (August 23, 2000 - File No. 333-42130). However, shares of common stock under this offering were used for the registration of shares underlying the debentures sold, as well as the line of credit.

As of December 31, 2000, a portion of these debentures had been converted into common stock of the Registrant under this Form SB-2 in the amount of 4,637,459 shares. In addition, as of that date, total draws in the amount of $516,450 have been taken under the line of credit, resulting in the issuance of 10,536,475 shares of common stock under this Form SB-2. The expenses involved with this offering to date have been approximately $106,236 (which includes an 10% commission payable on the draws under the line of credit, payable to May Davis Group, Inc.). The net cash proceeds from this offering (gross proceeds of $516,450 less offering expenses) of approximately $410,214 have been used for working capital for the Registrant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

General.

Since its inception in Nevada in 1992, under the name Rhodes, Wolters & Associates, Inc., the Registrant has undergone a succession of developmental changes, ultimately bringing it to focus on its current operations carried out by two of its three wholly owned subsidiaries. The manufacture and sale of re-locatable modular buildings by its subsidiary, Majestic Modular Buildings, Ltd., and, the marketing of a school bus safety restraint device known as the SAFE-T-BART through another subsidiary, Majestic Transportation Products, Ltd. Presently, the third subsidiary, Majestic Financial, Ltd., has no operations.

The Registrant's manufacturing division, Majestic Modular Buildings, Ltd., which began operations in April of 1998 as a subsidiary of the pre-merger Delaware corporation, The Majestic Companies, Ltd., provides Department of State Architects (DSA), and, Department of Housing (DOH), certified modular buildings to public, private and commercial consumers throughout the State of California. Buildings are manufactured to meet customer specifications while complying with specifically licensed design plans known as PC's (Previously Checked-State plans). Typically, the market for DSA approved modular classrooms experiences a seasonal demand during the first four months of the calendar year when school districts prepare for the new school year later in the Fall. However, the Registrant's management believes recent legislation and statewide funding has resulted in a higher year-round demand to satisfy an increasing student population and statewide mandates. Majestic Modular Buildings, Ltd., is in the process of developing a two-story modular classroom design that has been inspired by the need for schools to maximize the utilization of economic resources and limited lands available to them. The Registrant's management feels that the above need, as well as, state mandated classroom size reduction policies and statewide enhanced funding of nearly 11 billion dollars will continue to substantiate the production and demand of modular classrooms for years to come.

With the placement of its first single unit operational lease, Majestic Financial, Ltd. began operations in December of 1998.
Its primary mission is to supply modular classrooms for lease to school districts. This is accomplished by directly providing modular classrooms for lease, or, through the acquisition of existing leased fleets from small to medium size entities. The focus is to establish an asset base that will continuously provide a turnover of revenue from the renewal of existing leases. Subsequent to midyear 2000 the leasing division's modular fleet was sold off in conjunction with strategic planning.

The SAFE-T-BART school bus safety restraint has been designed to fulfill a critical need in the area of school bus safety.

Majestic Transportation Products, Ltd.'s development of a safety restraint device similar to lap bars found on high velocity amusement park rides was designed to provide an effective passive restraint system for school buses. The SAFE-T-BAR(R), as the device is known, has passed a battery of computerized, sled, and federal testing requirements. The passive application of the device while in a 'down' position provides student riders an increased measure of security not found in conventional seat belts which have proven expensive to install, easily vandalized, and, not always utilized by the student rider. Currently, Majestic Transportation Products, Ltd., is aggressively marketing the SAFE-T-BART throughout the United States with emphasis being placed on the states with existing and pending legislation requiring safety restraints for school buses. A test program with a school bus retrofitted with the SAFE-T-BART in Oceanside, California has resulted in successful utilization of a pilot program.

Beginning in 1998 with the start up of Majestic Modular Buildings, Ltd., the Registrant experienced a modest revenue flow along with the costs and growing pains of venturing into a new business. Previously, the Registrant desired to augment Majestic Financial, Ltd., lease fleet in a modest fashion and establish an asset base capable of generating a consistent stream of revenues to complement its modular manufacturing operations. To date, revenues generated by leases had been modest and played a key part in the subsequent sale of the leasing division's modular fleet in 2000.

Although, the Registrant has experienced growth in revenues since the inception of operations in 1998, the Registrant has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Registrant will sustain revenue growth or achieve profitability. The Registrant has identified several steps it feels will begin to move it toward profitability: (I) provide timely and adequate working capital for the modular division, (II) pursue volume purchase discounts for raw materials, (III) capitalize on federal and state legislation requiring safety restraints on school buses, and, begin realizing sales from, Majestic Transportation Products, Ltd., marketing efforts, (IV) continual improvement and development of safety restraint devices within the same transportation division, and, (V) control all-around general overhead cost.

Further, as a development stage company, purchasers of the Registrant's securities are subject to the risk that the Registrant will be unable to continue as a going concern.

Results Of Operations.

(a)  Net Sales.

In fiscal year ending December 31, 2000, the Registrant achieved annual sales of $2,489,245. Net sales in 1999 were $2,289,138. Sales in 2000 represent a nine percent increase over 1999. Ninety-six percent of 2000 sales originated from the Registrant's modular division. Modular division sales fell short of management annual projections due to scheduling issues and availability of working capital. The remaining four percent of sales for 2000 was comprised of revenue from the Registrant's lease division, which, in itself posted a seventy-two percent, increase over 1999 lease revenues. Lease revenues for 2000 totaled $40,150 compared to $23,259 in 1999. The lease division also posted a one-time sale of its modular lease fleet totaling $60,000 in the year 2000. There were no sales realized in 2000 and 1999 for the Registrant's transportation division, which is on the threshold of obtaining its first orders for its safety restraint known as the SAFE-T-BAR (R).

(b)  Cost of Sales.

Cost of sales for the modular division totaled $2,578,293 in 2000. This represents a sixteen-percent increase over 1999 costs of, $2,234,812. Increased cost-of-sales resulted from bidding, ordering and manufacturing procedures. Material cost also affected total costs since the modular division had to pay premium pricing due to small volume ordering. The Registrant's lease division costs of $212,087 in 2000 were a result of a one-time sale of a fourteen-unit modular lease fleet. There were no cost-of-sales in the transportation division.

(c)  Research and Development.

Research and development expenses in 2000 totaled, $114,535. This is in comparison to Research and development expenses in 1999 of $190,430. Research and development expenses decreased primarily as a result of staffing. The Registrant's transportation division continues to be the only division with research and development expenses associated with the continual development of the SAFE-T-BART.

(d)  Selling and Marketing.

Selling and marketing expenses for 2000 were $116,571. This marked a decrease of fifty-four percent from selling and marketing expenses in 1999 of $251,806. The decrease was a result of a reduction in corporate and modular selling and marketing expenses with an emphasis being placed in expanding transportation selling and marketing activities in the year 2000.

(e)  General and Administrative.

The Registrant's general & administrative expenses totaled, $5,091,135 in 2000, compared to, $3,474,844, in 1999, a forty-six percent increase. A substantial portion of general and administrative expenses, thirty-six percent or $1,839,121 was paid in shares for management, legal, and public relations and investment advice. Salary expenses made up another fifty-one percent, $2,633,833, of total general expenses. Total salary and wage expenses were attributed as follows, $1,321,084 from corporate (of which $990,000 of this total was pre-paid in shares to an officer of the corporation and expensed in 2000),
$1,234,459 from modular, and, $78,290 from transportation.    The
remaining balance of general expenses, $618,181 consisted of insurances, licensing royalties in regards to the SAFE-T-BAR (R), legal and professional, and other general overhead expenses.

(f)  Other Expenses.

Other expenses such as interest and depreciation & amortization increased in 2000. Interest expense decreased forty-one percent, from $177,959 in 1999 to $106,441, for the period ending 2000. The increase is reflective of the Registrant's costs associated with proceeds from debt financing in 2000. Total depreciation expenses amounted to $88,279 in 2000. Modular division depreciation and amortization expenses comprised $62,769, transportation depreciation totaled $10, 735, leasing division depreciation equaled $9,181 and corporate depreciation totaled $5,594.

Liquidity and Capital Resources.

As of December 31, 2000, the Registrant had a working capital deficit of $1,449,523 compared to a deficit of $1,457,573 at December 31, 1999, a slight decrease in working capital deficit of $8,050. The decrease in working capital deficit was substantially due to the Registrant increasing inventories and prepaid expenses as of December 31, 2000. As a result of the Registrant's operating losses during the year 2000, the Registrant generated cash flow deficits of $1,175,087 from operating activities. During 2000 the Registrant repaid $134,195 of previously borrowed funds.

The Registrant met its cash requirements during the year 2000 by drawing on a debenture line of credit of $2,000,000 and obtaining a $520,000 four-percent convertible debenture. The convertible debenture holder receives an interest rate of four-percent annually on the outstanding debenture face amount with the debenture due in 2005. The Registrant netted $410,214 in proceeds after $25,000 in legal fees and $52,000 in broker commissions. The funds were used for working capital purposes. The Registrant activated a $2,000,000 equity line of credit, a second part of this funding, that is also to be backed by four-percent convertible debentures. The line of credit is structured whereby the Registrant can request advances from the investor in exchange for four-percent convertible debentures that are convertible into
the Registrant's common stock.   The exchange rate for this
conversion will be equal to eighty-percent of the average closing bid price for any four of the five trading days immediately preceding the date of conversion.

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

The  independent  auditors  report  on  the  Registrant's
December 31, 2000 financial  statements included in this Form 10-
KSB states that the Registrant's working capital deficiency and shareholder's deficit raise substantial doubts about the Registrant's ability to continue as a going concern.

New Accounting Pronouncements.

The Registrant adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other-Post Employment Benefits" ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Registrant as of December 31, 1999.

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

The Registrant adopted Statement of Financial Standards No.
133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Registrant's consolidated financial statements is not expected to be material as the Registrant has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective on December 31, 2000. The Registrant does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

Forward Looking Statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Francis A. Zubrowski, Chief Executive Officer/Treasurer/Director

Mr. Zubrowski, age 65, has over 40 years of senior management experience and has served as a managing director of The Owen Stringfellow Ltd., a Baltimore based consulting firm with offices in New York, Connecticut and Massachusetts. Owen Stringfellow provides services in relation to mergers and acquisitions, debt restructuring, public offerings and turn-around situations.
Prior to joining Owen Stringfellow, Mr. Zubrowski was Chairman and Chief Executive Officer of Consolidated Industries, a New England based group in the chemical manufacturing and heavy equipment industries. He has also worked with Bethlehem Steel, U.S. Steel and Union Carbide operating mining and transportation companies. He represented Kaiser-Roth Industries on the New York Stock Exchange. Mr. Zubrowski holds a Bachelors degree in Theology from Fordham University and a Masters in Business Administration from New York University.

Steven D. Rosenthal, President/Chief Operating Officer

Mr. Rosenthal, age 48 became Chief Operating Officer of the Registrant on September 1, 2000 and President of the Registrant on January l, 2001. He reports directly to Mr. Francis Zubrowski, Majestic's Chief Executive Officer, and will oversee day-to-day aspects of; planning, budgeting, growth, and financial operations for each of Majestic's wholly owned divisions. In addition to Mr. Rosenthal's duties at the parent company, his newly appointed position as President of the Registrant's Transportation Products division puts him in charge of managing all aspects of the ongoing; marketing, distribution, and manufacturing efforts on behalf of the Registrant's innovative SAFE-T-BART school bus passenger restraint system. Mr. Rosenthal received a Doctorate degree in Education from Nova Southeastern University, and has over 20 years of upper level management experience. His unique combination of private industry management experience and direct involvement in the academic sector make him ideally suited to provide the Registrant with excellent managerial insight given the Registrant's present mix of educationally related products.

Connie White-Castellanos, Secretary/Controller.

Mrs. White-Castellanos, age 52, has served as the Registrant's executive assistant since August 1998, during which time she has expanded her managerial and administrative experience. Mrs. White-Castellanos has recently assumed the duties as the Registrant's corporate secretary and controller. Previously, Mrs. White-Castellanos served as a corporate administrator for four and one-half years for San Diego based BAOA, Inc., a publicly traded company involved in board game merchandising and telecommunications. Additionally, Mrs. White-Castellanos has fifteen years' experience as an owner/operator of WWTS, a construction water truck service.

Clayton S. Chase, Vice President of Investor Relations.

Mr. Chase, age 42, has served as Vice President of Investor Relations of the Registrant since April, 1999 and has been employed by the Registrant since 1998. Mr. Chase has nearly 10 years' experience in representing and raising capital for both public and private companies. He passed the NASD Series 7 registered representative exam in 1987. Mr. Chase headed the Arete' Design Group, a company that designs and markets audio accessories from 1994 to 1998. He was responsible for the identification and certification of a manufacturer in Tecate, Mexico, which mass produced these audio accessories. Mr. Chase graduated from the University of Colorado with a B.S. in Engineering Design and Economic Evaluation. He has served as an account executive for several businesses including: Royale Securities (public) and Moa Investment Corp. (private), both located in San Diego, California. Moa Investment Corp. acted as the General Partner in Limited Partnership syndications that purchased mostly all-cash real estate properties in the hospitality industry and Royale Securities acted as the General Partner in Limited Partnership syndications that purchased and developed oil and natural gas reserves.

Ralph D. Morren, Jr., Director.

Mr. Morren, age 44 was the Registrant's President from May, 1998 through December, 1998. Mr. Morren has been a Director of the Registrant since May 22, 1998 and has over 17 years of managerial and operational experience in both domestic and international businesses. From 1994 to 1998 Mr. Morren was the President/CEO of Morren/Laurin Marketing, LLC, President CEO of Morren Laurin, LLC and President/Chairman of Creation Homes, Inc. Responsibilities with these businesses have included the day to day management of corporate affairs and operations and planning implementation, identification, acquisition and development of company objectives. Mr. Morren has been the Chief Executive Officer of several companies specializing in Custom Homebuilding, Real Estate Sales and Marketing, and Management Asset Evaluation Services. Mr. Morren has extensive expertise in organizing and technically analyzing project management's optimal critical paths. Mr. Morren was the President of SKYTEX International, Inc.

Paul S. Hewitt, Director.

Mr. Hewitt, age 48, has served as Executive Director of the National Taxpayers Union Foundation ("NTUF") from 1990 to present. The NTUF has been one of Washington's most effective and widely publicized research and public education programs, focusing on policy issues ranging from demographics and interest group behavior to health care, budget process and Social Security reform. From 1988 to 1989 Mr. Hewitt served as Corporate Development Consultant for New Century Petroleum in which he assisted in raising $1.3 million in seed capital from private investors. Mr. Hewitt has also served as a Professional Staff Member and Staff Director on the U.S. Senate Subcommittee on Inter-Government Relations. Mr. Hewitt graduated from the University of Berkeley with a B.A. in Economics. He received a Masters of Public Administration from American University in Washington, D.C.


(b)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000 and prior.


                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                     Other           Securi           All
                                     Annual          ties             other
Name and                             compen Restrict under            compen
Principal   Year(1) Salary   Bonus   sation  stock   lying   LTIP     sation
Position                              (2)   award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)
    (a)      (b)     (c)     (d)     (e)     (f)     (g)       (h)     (i)

Francis
A.
Zubrowski
CEO          2000     0       0    $99,000    0       0         0       0
             1999 $180,000    0       0       0       0         0       0
             1998   60,000    0       0    $18,000    0         0       0

(1) The information set forth relative to periods prior to the consummation of the merger of the Majestic Companies, Ltd., a Delaware corporation, into SKYTEX International in December, 1998, represents sums paid to Mr. Zubrowski by The Majestic Companies, Ltd., a Delaware corporation and prior to March, 1998 by Majestic Motor Car Company.

(2) This compensation consists of the issuance of 9,000,000 shares of common stock in exchange for the cancellation of the employment agreement between Mr. Zubrowski and the Registrant
(see below), valued at $0.11 per share.

Individual Option/SAR Grants In Fiscal Year Ended December 31, 2000.

Name        Number of    Percent of total   Exercise or    Expiration
            securities   options/SARs       base price         date
            underlying   granted to         ($/Sh)
            options/SAR  employees in
            granted (#)  fiscal year (1)

Francis A.  1,500,000         50.85%       $0.20 per share   July 3, 2010
Zubrowski,
CEO

Employment Contract.

On November 1, 1998, the Registrant and its President and Chief Executive Officer, Francis A. Zubrowski, renewed and amended a five year employment agreement whereby the Registrant paid Mr. Zubrowski an annual salary of $180,000 for 1999 and 10% increases in Mr. Zubrowski's salary per year for years 2000, 2001, 2002, and 2003. Under the Employment Agreement the Registrant also granted Mr. Zubrowski non-statutory stock options for 250,000 shares of the Registrant's common stock for each year of Mr. Zubrowski's employment. The exercise price for the stock option is $1.00 per share for year 1998, $1.25 per share for year 1999, $1.50 for year 2000, $1.75 for year 2001, and $2.00 for year
2002. The Employment Agreement also grants Mr. Zubrowski $1,000 a month as an automobile allowance, $500.00 per month medical insurance allowance, and a term life insurance policy in the face amount of one million dollars ($1,000,000).

The Registrant and Mr. Zubrowski have determined to cancel this contract. In consideration of this cancellation and the new agreement, the Registrant has agreed to issue to Mr. Zubrowski a total of 9,000,000 shares of common stock, all of which were registered under a Form SB-2.

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to Mr. Zubrowski in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2000 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to Mr. Zubrowski since there no existing plan as of December 31, 2000 which provides for such payment, except for an employee stock option plan. As of December 31, 2000, the Registrant had granted to employees options to Purchase 2,950,000 shares of common stock under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 1, 2000 (103,138,549 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:


Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner(1)         Beneficial         Class
                                          Ownership(2)

Common     Francis A. Zubrowski          7,930,000 (3)        7.49%
Stock      8880 Rio San Diego Road
           8th Floor
           San Diego, CA 92108

Common     Steven D. Rosenthal          3,050,000             2.88%
Stock      8880 Rio San Diego Rd.
           8th Floor
           San Diego, CA 92108

Common     Clayton S. Chase             1,624,880             1.53%
Stock      8880 Rio San Diego Rd.
           8th Floor
           San Diego, CA 92108

Common     Connie White-Castellanos       393,790(6)          0.37%
Stock      8880 Rio San Diego Rd.
           8th Floor
           San Diego, CA 92108

Common     Ralph D. Morren                 58,500             0.05%
Stock      8880 Rio San Diego Rd.
           8th Floor
           San Diego, CA 92108

Common     Paul S. Hewitt                       0             0.00%
Stock      8880 Rio San Diego Rd.
           8th Floor
           San Diego, CA 92108

Common     Shares of all directors and   13,057,170(7)       12.34%
Stock      executive officers as a
           group (6 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options which are currently exercisable.

(3) Included within this amount are the following: (a) options granted on December 1, 1999 for the purchase of 250,000 shares of common stock, exercisable at $1.25 per share until November 1, 2001; and (b) options granted on July 3, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 1,500,000 shares of common stock, exercisable at $0.20 per share until July 3, 2010.

(4) Included within this amount are options granted on July 3, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 450,000 shares of common stock, exercisable at $0.20 per share until July 3, 2010.

(5) Included within this amount are options granted on July 3, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 300,000 shares of common stock, exercisable at $0.20 per share until July 3, 2010.

(6) Included within this amount are options granted on July 3, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 200,000 shares of common stock, exercisable at $0.20 per share until July 3, 2010.

(7) Included within this amount are a options for the purchase of 2,700,000 shares of common stock, as detailed in footnotes (3) through (6) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

(a) The Registrant executed a Promissory Note in October, 1998, whereby the Registrant agreed to pay the aggregate amount of Two Hundred Sixty Thousand Dollars ($260,000.000) to Mei Wah Company, Inc., a California corporation, by December 31, 1999 ("Promissory Note"). The terms, rights, title and interest to the Promissory Note were restructured and assigned to Francis A. Zubrowski's wife, Gail E. Bostwick, on April 8, 1999. The Registrant thereby received more favorable terms and conditions permitting payment over a period of seventy (70) months rather than maturing on December 31, 1999.

(b) In May, 1999 the Registrant obtained a $1,250,000 line of credit from a private lender for use in its modular operations in Modesto, California. The Registrant had drawn a total of $186,680 in proceeds from this facility as of September 30, 1999, but was unable to draw further sums under the line of credit due to the fact that the lending source ceased operations.
Subsequent to these events, the Registrant's CEO, Francis Zubrowski, liquidated the balance payable on the line of credit in a private transaction with an exchange of restricted stock he owned. The Registrant thereupon agreed to repay to Mr. Zubrowski the amount of $186,680 that Mr. Zubrowski paid on the line of credit.

(c) In 1999, the Registrant's President and Chief Executive Officer and his spouse advanced funds in the form of unsecured notes to the Registrant for working capital purposes. As of December 31, 2000 and 1999, the amounts due the Registrant's President and Chief Executive Officer and his spouse were $373,593 and $ 344,069, respectively.

(d) In 1999, a company whose shareholders include officers of the Registrant, advanced funds in the form of an unsecured note to the Registrant for working capital purposes. As of December 31, 2000 and 1999, the amount due the Registrant were $7,000 and $57,039, respectively. No formal repayment terms or arrangements exist.

(e) Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

                             PART IV.
ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.

                                                             Page

Report of Independent Certified Public Accountants             37

Consolidated Balance Sheets as of
December 31, 2000 and December 31, 1999                        38

Consolidated Statements of Losses for the year ended
December 31, 2000 and the year ended December 31, 1999         38

Consolidated Statements of Deficiency in Stockholders'
Equity for the year ended December 31, 2000 and the year
ended December 31, 1999                                        40

Consolidated Statements of Cash Flows for the year ended
December 31, 2000 and the year ended December 31, 1999         41

Notes to Consolidated Financial Statements                     42

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Majestic Companies, Ltd.


Dated: March 29, 2001                    By: /s/  Francis A. Zubrowski
                                         Francis A. Zubrowski, Chief Executive
                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                              Date

/s/ Francis A. Zubrowski     Chief Executive                    March 29, 2001
Francis A. Zubrowski         Officer/Treasurer (principal
                             financial and accounting
                             officer)/Director

/s/ Steven D. Rosenthal      President/Chief Operating          March 29, 2001
Steven D. Rosenthal          Officer

/s/ Connie White-Castellanos Secretary/Controller               March 29, 2001
Connie-White-Castellanos

/s/ Ralph D. Morren, Jr.     Director                           March 29, 2001
Ralph D. Morren, Jr.

/s/ Paul S. Hewitt           Director                           March 29, 2001
Paul S. Hewitt

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The Majestic Companies, Ltd.
San Diego, California

We have audited the accompanying consolidated balance sheets of The Majestic Companies, Ltd. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Majestic Companies, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  STEFANOU & COMPANY, LLP
STEFANOU & COMPANY, LLP
Certified Public Accountants
March 20, 2001
McLean, Virginia

                     THE MAJESTIC COMPANIES, LTD.
                     CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND 1999

                               ASSETS

                                                   2000        1999

CURRENT ASSETS:
Cash and equivalents                              $   36,688   $    4,970
Accounts receivable, net of
allowance for doubtful accounts                       52,832       69,182
Inventory, at lower of cost or market                732,036      499,575
Deposits                                              54,792       53,263
Prepaid expenses                                     111,843        1,386
Total current assets                                 988,191      628,376

PROPERTY AND EQUIPMENT-AT COST:
Buildings under operating leases (Note C)                  -      236,084
Furniture, equipment and leasehold improvements      311,135      491,644
                                                     311,135      727,728
Less accumulated depreciation                         88,216       82,791

                                                     222,919      644,937

OTHER ASSETS:
Intangible assets, net of amortization (Note D)       47,915       73,926

                                                  $1,259,025   $1,347,239

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-
term debt (Note B)                                   376,358      600,720
Accounts payable and accrued expenses              1,308,831    1,199,054
Customer deposits                                    752,525      286,175

Total current liabilities                          2,437,714    2,085,949

LONG-TERM DEBT, less current maturities  (Note B)    842,893      495,865

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY (NOTES E AND H)
Convertible Preferred Stock Par
Value $ .01 per share 2,000,000
shares authorized, none issued at
December 31, 2000 and December 31,
1999                                                      -            -
Common Stock, Par Value $ .001 per
share; 200,000,000 shares
authorized, 75,415,004 shares
issued at December 31, 2000 and
26,834,070 issued at December 31,
1999                                                 75,415        26,834
Additional paid-in-capital                       10,604,471     5,573,165
Stock subscription receivable                       (51,000)            -
Accumulated deficit                             (12,650,467)   (6,834,574)

                                                 (2,021,581)   (1,234,575)

                                                  1,259,025     1,347,239

See accompanying notes to consolidated financial statements

                   THE MAJESTIC COMPANIES, LTD.
                CONSOLIDATED STATEMENTS OF LOSSES
              YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  2000          1999

Revenues:
Modular buildings                                 2,389,095     2,265,609
Rental income                                       100,150        23,529

                                                  2,489,245     2,289,138

Cost and expenses:
Modular Buildings                                 2,790,380     2,234,812
Selling, general and administrative               5,207,706     3,726,650
Research and development                            114,535       190,430
Interest                                            106,441       177,959
Depreciation and amortization                        88,279        83,403

                                                  8,307,341     6,413,254

Operating loss                                   (5,818,096)   (4,124,116)
Interest income                                       2,203           482
Income (taxes) benefit                                    -             -
Net loss                                        $(5,815,893)  $(4,123,634)

Loss per common share (basic
and assuming dilution)                                 (.14)         (.17)

Weighted average common
shares outstanding       (Note J)                42,085,442    24,942,985

See accompanying notes to consolidated financial statements

                   THE MAJESTIC COMPANIES, LTD.
   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             Stock
            Common    Stock    Additional    Subscrip   Accumu
            Shares    Amount   Paid-In       tion       lated    Total
                                             Receiv     Deficit
                                             able

Balance
At
December 31
1998       21,111,863  21,112  3,073,945    (24,000) (2,710,940)    360,117

Sale of
Stock
issued
pursuant
to private
placement   2,115,498   2,115    976,159          -          -      978,274

Sale of
Stock
issued
pursuant
to private
placement    725,000      725    349,275          -          -      350,000

Shares
issued to
consultants
and
employees
in exchange
for
services   2,321,709    2,322    888,262         -           -      890,584

Shares
Issued
In
exchange
for debt    560,000       560    285,524                            286,084
Receipt
of stock
subscrip
tion note
receivable        -         -          -     24,000         -        24,000
Net loss          -         -          -          - (4,123,634)  (4,123,634)
Balance
At
December
31
1999     26,834,070   26,834   5,573,165          - (6,834,574)   1,234,575)
Shares
Issued
In
exchange
for
debt      6,235,000    6,235   1,325,345          -          -    1,331,580
Shares
Issued
to
consult
ants and
employees
in
exchange
for
services 19,622,000   19,622  2,809,499           -          -    2,829,121
Shares
Issued
Pursuant
to
offering  7,550,000    7,550    288,950           -          -      296,500
Shares
Issued
upon
conver
sion of
Convert
Ible
Debent
ures     15,173,934   15,174    607,512           -          -      622,686
Stock
Subscrip
tion
Receivable        -        -          -     (51,000)         -      (51,000)
Net Loss          -        -          -           -  (5,815,893) (5,815,893)
Balance
At
December
31
2000     75,415,004   75,415 10,604,471     (51,000) (12,650,467) (2,021,581)

See accompanying notes to consolidated financial statements

                    THE MAJESTIC COMPANIES, LTD.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000       1999

Increase (decrease) in cash and equivalents
Cash flows from operating activities
Net loss for the year                            $(5,815,893)   $(4,123,634)
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Common stock issued in exchange for
services rendered                                  2,829,121         890,584
Common stock issued in exchange for debt           1,331,580         286,084
Provision for doubtful accounts receivable           143,976               -
Depreciation and amortization                         88,279          83,403
(Increase) decrease in:
Accounts receivable                                   16,350          78,057
Prepaid expenses and other                          (112,166)        (63,678)
Inventory                                           (232,461)        714,451
Increase (decrease) in:
Accounts payable and accrued expenses, net           109,777         454,652
Customer deposits                                    466,350        (647,271)
Net cash (used) provided by operating
Activities                                        (1,175,087)     (2,327,352)
Cash flows provided by (used in) in investing
activities:
Capital expenditures, net of disposals                     -        (413,633)
Net cash used in investing activities                      -        (413,633)
Cash flows used in financing activities:
Proceeds from sale of common stock, net              245,500       1,352,275
Proceeds from loans                                1,095,500       1,256,121
Repayments of loans, net                            (134,195)       (168,080)
Net cash, provided (used) in financing
activities                                         1,206,805       2,440,316
Net (decrease) increase in cash and equivalents       31,718        (300,669)
Cash and equivalents at beginning of year              4,970         305,639
Cash and equivalents at end of year                   36,688           4,970

Supplemental Disclosures of Cash Flow
Information

Cash paid during the year for interest              106,441         177,959
Cash paid during the year for taxes                       -               -

Non-cash financing activities
Common stock issued for services                  2,829,121         890,584
Issuance of common stock in exchanged for debt    1,331,580         286,084
Debentures exchanged for common stock               622,686               -
Common stock subscriptions receivable                51,000               -

See accompanying notes to consolidated financial statements

                    THE MAJESTIC COMPANIES, LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Majestic Companies, Ltd. (the "Company"), is incorporated under the laws of the state of Nevada and develops, manufactures and markets relocatable modular classrooms, office buildings, telephone equipment bunkers and modular structures. This activity is conducted primarily in the western part of the United States. The Company is also engaged in the origination and servicing of new modular building leases. This activity is conducted primarily in the state of California. All of the leases which the Company enters into are accounted for as operating leases. The Company is also in the business of developing and marketing a proprietary passenger restraint system for the school bus industry.

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

Components of inventories as of December 31, 2000 and 1999 are as follows:

                               2000          1999

Raw Materials                  $ 166,106     $ 178,700
Finished Goods and Work In
Progress                         565,930       320,875
                               $ 732,036     $ 499,575

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December
31, 2000 and 1999, advertising costs were $ 46,796 and $47,125, respectively.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment and 15 years for building and improvements). The straight-line method of depreciation is also used for tax purposes.

Intangible Assets

Intangible assets consist of patents, trademarks, and licensing agreements to build transportation equipment and organization costs, which are amortized using the straight line method over the estimated useful lives of the assets which range from five to seven years. In 1999 the Company capitalized the costs to develop state certified building plans used in the manufacture of modular buildings. The plans are amortized over the course of their useful lives of three years. Organization costs incurred after December 31, 1999 were expensed as incurred in accordance with AICPA Statement of Position 98-5.

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

Research and Development

Company-sponsored research and development costs related to both present and future products are expended in the year incurred.
Total expenditures on research and product development for 2000 and 1999 were $114,535 and $190,430, respectively.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts were $143,976 and $0 at December 31, 2000 and 1999, respectively.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $ 5,815,893, during the year ended December 31, 2000 and $4,123,634 during the year ended December 31, 1999. The Company's current liabilities exceeded its current assets by $ 1,449,524 as of December 31, 2000. At December 31, 2000 a substantial portion of all of the Company's assets are illiquid.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the year ended December 31, 1998. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other-Post Employment Benefits" ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

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

The Company adopted Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's
impact   on the Company's consolidated financial statements is
not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective on December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

Earnings Per Share

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

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

NOTE B - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                    2000         1999
Note payable in monthly installments of $5,000,
Including interest at 12% per annum, unsecured;
payable to related party and secured third party
collateral (See Note K)                             $ 173,433    $ 211,308
Note payable in monthly installments of $1,187
Including interest at 9.75% per annum; secured by
office equipment                                       10,673       20,828
Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable, inventory and equipment; the
Company is in default under the terms of the
note.                                                  25,000       25,000
Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable , inventory and equipment ; the
Company is in default under the terms of the
note.                                                  50,000       50,000
Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable , inventory and equipment; the Company
is in default under the terms of the note.             50,000            -
Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable , inventory and equipment ; the
Company is in default under the terms of the
note.                                                 100,000      100,000
Note payable in monthly  installments of
principal and interest at 19.57% per annum,
secured by equipment                                        -       21,917
Note payable in monthly installments of  $1,276,
interest only at 10% per annum, secured by
accounts receivable, inventory and equipment           64,000      100,000
Note payable in monthly installments of interest
only at variable rates ranging from 12% to 40%
per annum, secured by specified accounts
receivable                                             10,095      252,517
Note  payable to related party at 0 % interest
per annum; unsecured  (See Note K)                          -       70,300
Note payable at 10% interest per annum;
interest payable monthly  unsecured                    75,500
Note payable in monthly instalments of $ 682 ,
including  principal and interest at 12% per
annum, secured by equipment                                 -       14,209
Note payable in monthly instalments of   $ 820,
including principal and interest at  21%  per
annum, secured by equipment                            40,706       40,706
Note payable to related party at 0% per annum;
unsecured (See Note K)                                  7,000       57,039
Note payable to officer at 12% per annum;
unsecured (See Note K)                                200,160      132,761
Line of Credit -exchangeable for 4% debentures
that are then convertible into the Company's
common stock at an exchange rate equal to 80%
of the average closing bid price (as reported
by Bloomberg) of the Company's  common stock
for any four (4) of the five (5) trading days
immediately preceding the date of conversion.(
see Note H)                                           134,360            -
Convertible Debentures, interest at 4 %  per
annum  and convertible into common stock of the
Company at either: 120% of the closing bid price
on the closing date, or 80% of the average
closing bid price (as reported by Bloomberg)for
any four (4) days of the previous five (5) days
immediately preceding the date of conversion. See
Note H)                                               278,325            -

                                                    1,219,252    1,096,585
Less: current portion                                 376,358      600,720
                                                      842,894      495,865

Aggregate maturities of long-term debt as of December 31, 2000 are as follows:

Year        Amount

2001        $      376,358
2002               140,000
2003               110,000
2004               190,000
2005 and aft       452,894

             $   1,219,252

NOTE C - BUILDINGS UNDER OPERATING LEASES

Buildings under operating leases consist of the following:

                                  2000     1999

Buildings                            -      236,084

Less: accumulated
depreciation                         -       14,816

                                     -      221,268

The buildings are depreciated to their estimated residual value of $28,000 over the life of the lease contracts.

NOTE D - INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31 are summarized as follows:

                                            2000          1999

Trademarks                                 $  14,328      $  12,884
Organization costs                                 -              -
Plans                                         78,800         78,800

                                              93,128         91,684

Less: accumulated amortization                45,213         17,758
Intangible assets, net                     $  47,915      $  73,926

Amortization expense included as a charge to income amounted to $45,213 and $17,758 for the year ended December 31, 2000 and 1999, respectively.

NOTE E - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a key employee of the Company (See Note I).

                        Number       Weighted Average      Number of
                        of shares     Exercise Price       Shares
                                                           Exercisable

Outstanding at
December 31, 1997         250,000    $         .25          250,000
Granted                   500,000              .45          500,000
Exercised                       -                -                -
Cancelled                       -                -                -
Outstanding at
December 31, 1998         750,000                -          750,000
Granted
Exercised                (500,000)             .45         (500,000)
Cancelled                       -                -                -
Outstanding at
December 31, 1999         250,000    $         .25          250,000
Granted                 2,700,000              .20        2,700,000
Exercised                (800,000)             .20         (800,000)
Cancelled                       -                -                -

Outstanding at
December 31, 2000       2,150,000    $         .25        2,150,000

For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the years ended December 31, 2000 and 1999, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk free interest rate of 6.0% an expected life of two years for all grants. The weighted-average fair values of the stock options granted during the years ended December 31, 2000 and 1999 were $
 .00 and $.19, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $ (5,987,883) and $ (.14) in 2000 and $(4,171,134) and $(.17) in
1999, respectively.

NOTE F - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $ 12,600,000, which expire through 2020. The future utilization of the operating loss carryforwards or the time period in which the carryforwards could be utilized could be limited if certain historical stockholders of Majestic sell their shares within two years of the purchase of Skytex. The deferred tax asset related to the carryforward is
approximately $ 4,257,188.   The Company has provided a valuation
reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2000 are as follows:

Non Current:

Net operating loss
Carryforward                       $ 4,257,188
Valuation allowance                 (4,257,188)
Net deferred tax asset             $         -

NOTE G - MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $1,984,952 or 83% and $1,659,929 or 73% of sales for the year ended December
31, 2000 and 1999, respectively.

NOTE H - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2000 the Company has issued and outstanding 75,415,000 shares of common stock. The Company is also authorized to issue 2,000,000 shares of preferred stock with a par value of $.01 per share. There are no preferred shares outstanding at December 31, 2000.

In 1999, the Company issued a total of 2,840,498 shares of common stock in a private placements and exempt offerings to sophisticated investors, primarily in the United States in exchange for $1,325,434 net of costs and fees. The Company also issued 2,321,709 shares to consultants and employees for $890,584 of services rendered during 1999. The shares issued to the consultants and employees were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In addition, the Company issued 560,000 shares of common stock in exchange for $286,084 of previously incurred debt in 1999.

In 2000, the Company issued a total of 7,550,000 shares of common stock in exchange for $ 296,500 net of costs and fees. The Company issued 19,622,000 shares of common stock to consultants and employees for $ 2,829,121 of services rendered during 2000. The shares issued to the consultants and employees were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In addition, the Company issued 6,235,000 shares of common stock in exchange for $ 1,331,580 of previously incurred debt.

In 2000, holders of the Company's  4% Convertible Debentures (see
Note B) converted Debentures into 4,637,459 shares of the Company's common stock at an average conversion rate of 19,207 shares per $1,000 principal amount of Debentures (equivalent to a conversion price of approximately $.05).

In 2000, holders of the Company's Line of Credit exchangeable into 4% Convertible Debentures (see Note B) converted underlying Debentures into 10,536,475 shares of the Company's common stock at an average conversion rate of 27,654 shares per $1,000 principal amount of debentures (equivalent to a conversion price of approximately $.036 per share).

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE I - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and warehouse space on a year-to-year basis in San Diego, California for its corporate offices. The
Company also leases warehouse and plant facilities in Modesto, California. Commitments for minimum rentals under non-cancellable leases at the end of 2000 are as follows:

2001               $    242,332
2002                    186,000
2003                     62,000

                   $    490,332

Employment and Consulting Agreements

The Company has an employment agreement with various Company officers. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. At December 31, 1999, the Company's President and Chief Executive Officer waived any and all claims for unpaid compensation of $140,000 under his employment agreement.

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

For the years ended December 31, 2000 and 1999, royalty payments charged to expense were $ 50,000 and $25,000, respectively.

Litigation

In 1998, a financial institution filed a complaint against Majestic Modular Buildings, Ltd, a wholly-owned subsidiary of the Company in the Stanislaus County Superior Court. The complaint alleges the previous owners of the subsidiaries' assets improperly transferred property to the Company in connection with the sale of certain assets. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the bank's claims.

In July 2000, the Clovis Unified School District filed a complaint against the Company and Majestic Modular Buildings, Ltd. in Fresno County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

In November 2000, Skidmore Construction Company filed a complaint against Majestic Modular Buildings, Ltd. in Los
Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

In January 2001, the Eastside Union School District filed complaint against the Company and Majestic Modular Buildings, Ltd. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE J - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:


                                                2000           1999
Net loss available for
common shareholders                             $(5,815,893)   $(4,123,634)
Basic and fully diluted loss per share                 (.14)          (.17)
Weighted average common shares outstanding       42,085,442     24,942,985

NOTE K - RELATED PARTY TRANSACTIONS

In 1999, the Company's President and Chief Executive Officer and his spouse advanced funds in the form of unsecured notes to the Company for working capital purposes. As of December 31, 2000 and 1999, the amounts due the Company's President and Chief Executive Officer and his spouse were $ 373,593 and $ 344,069, respectively (see Note B).

In 1999, a company whose shareholders include officers of the Company, advanced funds in the form of an unsecured note to the Company for working capital purposes. As of December 31, 2000 and 1999, the amount due the company were $7,000 and $57,039, respectively. No formal repayment terms or arrangements exist (see Note B).

NOTE L - SEGMENT INFORMATION

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

                                                  2000        1999

Sales:
Majestic Modular                                 $2,389,095   $2,265,609
Majestic Financial                                  100,150       23,529
Majestic Transportation                                   -            -
    Total Sales                                   2,489,245    2,289,138

Operating (Loss):
Majestic Modular                                 (1,607,381)  (1,522,237)
Majestic Financial                                 (122,082)  (   37,461)
Majestic Transportation                            (243,989)  (  362,128)
Corporate General and
Administrative Expenses                          (3,844,643)  (2,202,290)
   Total Segment Operating Loss                  (5,818,096)  (4,124,116)

Segments Assets:
Majestic Modular                                  1,067,879    1,041,325
Majestic Financial                                        -      222,531
Majestic Transportation                              46,784       56,217
Corporate                                           144,363       27,166
    Total Segment Assets                          1,259,026    1,347,239

Capital Expenditures:
Majestic Modular                                          -      168,402
Majestic Financial                                        -      201,084
Majestic Transportation                                   -       44,147
Corporate                                                 -            -
  Total Capital Expenditures                              -      413,633

Depreciation and Amortization:
Majestic Modular                                     62,769       57,349
Majestic Financial                                    9,181       14,621
Majestic Transportation                              10,735        5,861
Corporate                                             5,594        5,572
   Total Depreciation and Amortization            $  88,279     $ 83,403

NOTE M - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2000 and 1999, the Company incurred loses from operations of $5,815,893 and $4,123,634 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

11      Statement re computation of per share earnings (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form SB-2 filed on July 24, 2000).

                                EX-11
         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS


                    THE MAJESTIC COMPANIES, LTD.
                  COMPUTATION OF LOSSES PER COMMON
                    AND COMMON EQUIVALENT SHARES

For the years ended December 31, 2000 and 1999

                                                     2000       1999

Shares outstanding at
beginning of period                               26,834,070    21,111,863

Weighted average of common
shares issuedduring the period                    15,251,372     3,831,122

Weighted average of common shares
outstanding during the period                     42,085,442    24,942,985

Stock options and warrants
outstanding-not included as they have no
dilutive effect                                            -             -

Shares used in computing
earnings per common share                         42,085,442    24,942,985

Loss per common share ($5,815,893)/42,085,442)          (.14)

Loss Per common share ($4,123,634)/24,942,985)          (.17)