Form 10QSB
period 2001-03-31
MAJESTIC COMPANIES LTD
filed 2001-05-11
CIK 1083931

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER: 000-28083


                          THE MAJESTIC COMPANIES, LTD.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                           88-0293171
---------------------------------------                      -------------------
(State or jurisdiction of incorporation                       (I.R.S. Employer
         or organization)                                    Identification No.)


8880 Rio San Diego Road, 8th Floor, San Diego, California              92108
---------------------------------------------------------              ------
   (Address of principal executive offices)                          (Zip Code)

                  Registrant's telephone number: (619) 209-6077
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2001, the Registrant had 115,667,772 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
                 MARCH 31, 2001..............................................2

              CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 AND 2000........................................3

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 AND 2000........................................4

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS.............10

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS......................................... 13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS.............................14

         ITEM 5.  OTHER INFORMATION..........................................15

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................15

SIGNATURE....................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          THE MAJESTIC COMPANIES, LTD.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS                                                            MARCH 31, 2001
                                                                  --------------
Current Assets:
   Cash and Equivalents                                            $     90,412
   Accounts Receivable-net of allowance                                  68,555
   Deposits and Other Prepaid Expenses                                   56,807
   Inventory, at Cost                                                   723,233
                                                                   -------------
                                  Total Current Assets                  939,006

Property and Equipment                                                  300,655
   Accumulated Depreciation                                             (91,211)
                                                                   -------------
                                  Net Property and Equipment            209,444

Other Assets                                                             93,443
   Amortization                                                         (52,373)
                                                                   -------------
                                  Net Other Assets                       41,070
 Total Assets                                                      $  1,189,520
                                                                   =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long Term Debt                            $    315,336
   Accounts Payable and Accrued Liabilities                           1,158,442
   Customer Deposits                                                    844,511
                                                                   -------------
                                  Total Current Liabilities           2,318,289

Long Term Debt, Less Current Maturities                                 742,691

Deficiency in Stockholders' Equity:
Convertible Preferred Stock, Par Value, $.001 per share
   2,000,000 shares authorized; none issued at Mar 31, 2001                   -
Common Stock, Par Value $.001 per Share:
   200,000,000 shares authorized; 115,667,772  issued
   at March 31, 2001                                                    115,668
 Additional Paid-In Capital                                          11,299,435
 Stock Subscription Receivable                                          (20,000)
Accumulated Deficit                                                 (13,266,562)
                                                                   -------------
 Deficiency in Stockholders' Equity                                  (1,871,459)
                                                                   -------------
 Total Liabilities and Equity                                      $  1,189,520
                                                                   =============

             See Accompanying Notes to Unaudited Financial Statement

                             THE MAJESTIC COMPANIES
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MAR. 31
                                               ---------------------------------
                                                   2001                2000
                                               -------------       -------------


Net Sales                                      $    113,640        $     63,241

Cost of Goods Sold                                   65,603              52,804
                                               -------------       -------------
Gross Profit                                         48,038              10,437


Research and Development                             13,291              23,530
Sales and Marketing                                  39,846               1,931
General and Administrative                          546,607           1,132,934
Depreciation & Amortization                          17,066              14,931
                                               -------------       -------------
Operating Loss                                     (568,772)         (1,162,889)

Interest Expense                                     47,323              22,769
                                               -------------       -------------
(Loss) Before Income Tax                           (616,095)         (1,185,658)

Income Tax Expense                                        -                   -
                                               -------------       -------------
Net (Loss)                                     $   (616,095)       $ (1,185,658)
                                               =============       =============

Loss Per Common Share
(Basic and Assuming Dilution)                  $      (0.01)       $      (0.04)

Weighted Average Common                          96,846,141          29,201,848


            See Accompanying Notes to Unaudited Financial Statements

                          THE MAJESTIC COMPANIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                      THREE MONTHS ENDED
                                                                           MAR. 31
Increase (Decrease) in Cash and Equivalents                          2001           2000
                                                                 ------------   ------------
Cash Flows from Operating Activities:
      Net Loss for the Period                                    $  (616,095)   $(1,185,658)
      Adjustments to Reconcile Net (Loss) to
      Net Cash Provided By Operating Activities:
      Common Stock Issued in Connection with Services Rendered        93,500        739,600
      Common Stock Issued in Exchange for Debt                       102,500
      Depreciation and Amortization                                   17,066         14,931
      (Increase) Decrease in:
      Accounts Receivables                                           (15,723)             -
      Prepaid Expenses and Other                                     109,829        (87,871)
      Inventory                                                        8,804       (350,572)
      Increase (Decrease) in:
      Accounts Payable and Accrued Expenses, net                    (150,389)       186,906
      Customers Deposits                                              91,986         20,528
                                                                 ------------   ------------
           Net Cash Used in Operating Activities                    (358,523)      (662,136)

Cash Flows from Investing Activities:
      Capital Expenditures, Net of Disposals                          (2,687)        (8,044)
                                                                 ------------   ------------
           Net Cash Used in Investing Activities                      (2,687)        (8,044)

Cash Flows from Financing Activities:
      Proceeds from Sale of Common Stock, Net of Costs                     -              -
      Proceeds from Loans                                            470,230      1,614,820
      Repayments of Loans, Net                                       (55,296)      (921,500)
                                                                 ------------   ------------
      Net Cash, Provided by Financing Activities                     414,934        693,320

Net Increase (Decrease) in Cash and Equivalents                       53,724         23,140
Cash and Equivalents at Beginning of Year                             36,688          4,970
                                                                 ------------   ------------
Cash and Equivalents at End of Year                              $    90,412    $    28,110
                                                                 ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest                                     -         22,769
Common Stock Issued for Services                                      93,500        739,600

Noncash Financing Activities:
Issuance of Common Stock In Exchange for Debt                        102,500        863,000
Common Stock Subscription Receivable                                  20,000              -
Debentures Exchanged for Common Stock                                558,949              -

            See Accompanying Notes to Unaudited Financial Statements

                          THE MAJESTIC COMPANIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 2000 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Registrant, and its wholly-owned subsidiaries, Majestic Modular Buildings, Ltd., Majestic Financial, Ltd., and Majestic Transportation, Ltd. Significant intercompany transactions have been eliminated in consolidation.

Segment Information
-------------------

During 2001 and 2000, the Registrant operated in three reportable segments:
Majestic Modular, Majestic Financial and Majestic Transportation. The Registrant's three reportable segments are managed separately based on fundamental differences in their operations. Majestic Modular develops, manufactures and markets re-locatable modular classrooms, offices, office buildings, telephone equipment bunkers and modular structures. Majestic Modular's customers are primarily in the State of California.

Majestic Financial originates and services modular building leases. Majestic Financial's customers are primarily in the State of California. Operations for this subsidiary were substantially reduced in the year 2000.

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


                          THE MAJESTIC COMPANIES, LTD.
                                INDUSTRY SEGMENTS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                   MAR 31
                                           ----------------------

                                              2001        2000
                                           ----------  ----------
Net Sales to External Customers

Modular Buildings                          $ 103,595   $  53,056
Leases                                        10,038      10,038
Transportation                                     -           -
All Other                                          8         148
                                           ----------  ----------

Total Sales to External Customers            113,640      63,241


Segment Operating Income
------------------------

Modular Buildings                           (111,321)   (228,527)
Leases                                         9,908       5,282
Transportation                               (43,666)    (46,419)
All Other                                          -           -
                                           ----------  ----------

Total Segment Operating (Loss)             $(145,079)  $(269,664)
                                           ==========  ==========

                                                      2001             2000
                                                     MAR 31            DEC 31
                                                  -----------       -----------
Segment Assets

Modular Buildings                                 $1,122,490         1,067,878
Leases                                                     -                 -
Transportation                                        44,127            46,784
All Other                                                  -                 -
                                                  -----------       -----------

Total Segment Assets                              $1,166,617        $1,114,662
                                                  ===========       ===========

                          THE MAJESTIC COMPANIES, LTD.
                                INDUSTRY SEGMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                        THREE MONTHS ENDED
                                                              MAR 31
                                                  ------------------------------

                                                      2001              2000
                                                  ------------      ------------
Operating Income

Total Segment Operating Income                    $  (145,079)      $  (269,664)
Unallocated Corporate (Expense)                      (471,016)         (915,994)
                                                  ------------      ------------

Total Consolidated Operating (Loss)               $  (616,095)      $(1,185,658)
                                                  ============      ============


                                                            2001        2000
                                                           MAR 31      DEC 31
                                                        -----------  -----------
Assets

Total Segment Assets                                    $1,166,617   $1,114,662
Corporate Assets Not Assigned to Operating Units            22,902      144,363
                                                        -----------  -----------

Total Consolidated Assets                               $1,189,520   $1,259,025
                                                        ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

DESCRIPTION OF REGISTRANT.

         The Registrant is a holding company that operates a group of wholly-owned subsidiaries involved in the manufacture and distribution of re-locatable modular buildings, the acquisition and lease of modular buildings and the development and marketing of a school bus safety restraint device known as the SAFE-T-BAR(TM). A complete description of the subsidiaries is included in the Registrant's December 31, 2000 Annual Report on Form 10-KSB.


RESULTS OF OPERATIONS.

(a)      THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

         (1) NET SALES. Net sales for the three months ended March 31, 2001 were $113, 640, an eighty percent increase from $63,241 for the same period in 2000. The modular division accounted for $103,595 of the first quarter sales in 2001, and, for $53,056 for the same period ending in 2000. The increase in 2001 modular sales resulted from the completion of smaller jobs requiring a shorter manufacture and delivery cycle. Lease sales for first quarter 2001 equaled sales for the same period in 2000 at $10,038. This is reflective of the lease division's slow down in active operations throughout the past year.

         (2) COST OF SALES. Cost of sales increased twenty-four percent from $52,804 in 2000, to, $65,603 for the same period ending March 31, 2001. This increase in modular costs of sales is attributed to the increase in sales for the current period as compared to the same period in 2000. Costs of sales for the lease and transportation divisions were marginal for the reported period.

         (3) RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $13,291 for the quarter ended March 31, 2001 from $23,530 for the same period in 2000. The decrease is a result of reduced consulting fees and costs associated with ongoing development projects primarily in the transportation division.

         (4) SELLING AND MARKETING. Selling and marketing expenses increased to $39,846 for the period ending March 31, 2001, from $1,931 for the same period ending in 2000. This is a result of increased the transportation division's selling and marketing efforts for its school bus safety restraint device known as the SAFE-T-BAR(TM).

         (5) GENERAL AND ADMINISTRATIVE. General and Administrative expenses decreased from $1,132,934 for the period ending March 31, 2000 to $546,607 for the same period in 2001. General and Administrative expenses were largely attributable to corporate consulting and legal fees paid for in shares.

         (6) OTHER EXPENSES. Other expenses for depreciation increased to $17,066 for the period ending March 31, 2001, from $14,931 for the same period ending in 2000. Interest expenses more than doubled from $22,769 in 2000 to $47,323 for the same period ending March 31, 2001. The increase in interest is a result of the Registrant's acquisition of debt financing in the form of convertible debentures in 2000. A total of $20,000 in interest was paid for in shares.


LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 2001, the Registrant had a working capital deficit of $1,379,283 compared to a deficit of $1,449,523 at December 31, 2000, a decrease in working capital deficit of $70,240. The decrease in working capital deficit was primarily due to the Registrant decrease in accounts payable and accrued expenses as of March 31, 2001. As a result of the Registrant's operating losses during the three months ending March 31, 2001, the Registrant generated a cash flow deficit of $358,523 from operating activities. During the quarter ended March 31, 2001the Registrant repaid $55,296 of previously borrowed funds.

The Registrant met its cash requirements during the first three months ended March 31, 2001 by drawing on a debenture line of credit. The $2,000,000 equity line of credit is backed by four-percent convertible debentures. The funds were used for working capital purposes. The line of credit is structured whereby the Registrant can request advances from the investor in exchange for four-percent convertible debentures that are convertible into the Registrant's common stock. The exchange rate for this conversion will be equal to eighty-percent of the average closing bid price for any four of the five trading days immediately preceding the date of conversion.

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

(a) On or around July 28, 2000, Clovis Unified School District filed suit in the Superior Court of the Sate of California, County of Fresno (Case No. 656326-6) against Majestic Modular Buildings, Ltd., The Majestic Companies, Ltd. and Frontier Pacific Insurance Company for alleged breach of contract, seeking $300,000 in damages. The Registrant was not a party to this contract and therefore is seeking removal as a party to this litigation. Frontier Pacific has since cross-complained against Majestic Modular Buildings, Ltd. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(b) On or around January 25, 2001, Eastside Union School District filed suit in the Superior Court of the Sate of California, County of Los Angeles (Case No. MC 012292) against Majestic Modular Buildings, Ltd., and The Majestic Companies, Ltd. for alleged breach of contract, seeking $287,000 in damages. The Majestic Companies, Ltd. was not a party to this contract and therefore is seeking removal as a party to this litigation. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(c) On or around November 9, 2000, Skidmore Construction Company filed suit in the Superior Court of the Sate of California, County of Los Angeles (Case No. MC 012070) against Majestic Modular Buildings, Ltd., for alleged breach of contract, seeking $120,000 in damages. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.

         The Registrant had no sales of unregistered securities during the three month period ending March 31, 2001.

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

         As of March 31, 2001, a portion of the debentures had been converted into common stock of the Registrant under the Form SB-2 in the amount of 15,690,383 shares. In addition, as of the same date, total draws in the amount of $1,037,780 have been taken under the line of credit, resulting in the issuance of 31,136,319 shares of common stock under this Form SB-2. The expenses involved with this offering to date have been approximately $160,926 (which includes a 10% commission on the draws under the line of credit, payable to May Davis Group, Inc.). The net cash proceeds from this offering (gross proceeds of $1,037,780 less offering expenses) of $876,854 have been used for working capital for the Registrant.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During July 2000, the Registrant sought and obtained the written consent of a majority of its issued and outstanding common stock for an increase in the authorized common stock of the Registrant in its Articles of Incorporation from 50,000,000 to 200,000,000. An Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on August 3, 2000, was provided to the holders of record at the close of business on July 1, 2000 of the Registrant's outstanding common from whom a consent for this action was not solicited on behalf of the Registrant.

         There were no submission of matters requiring a vote of security holders during the three month period ending March 31, 2001.

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

                                                THE MAJESTIC COMPANIES, LTD.



Dated:  May 11, 2001                            By: /s/  Steven D. Rosenthal
                                                    ----------------------------
                                                Steven D. Rosenthal, President

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

2.1 Agreement and Plan of Merger between Skytex International, Inc., and The Majestic Companies, Ltd., dated October 8, 1998 (incorporated by reference to Exhibit 8.1 to the Form 10-SB/A filed on February 8,
         2000).

2.2 First Amendment to Agreement and Plan of Merger between Skytex International, Inc., and The Majestic Companies, Ltd., dated December 10, 1998 (incorporated by reference to Exhibit 8.2 to the Form 10-SB/A filed on February 8, 2000).

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