Form 10QSB
period 2001-06-30
MAJESTIC COMPANIES LTD
filed 2001-08-10
CIK 1083931

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ______________


                        COMMISSION FILE NUMBER: 000-28083


                          THE MAJESTIC COMPANIES, LTD.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                         88-0293171
(State or jurisdiction of incorporation                    (I.R.S. Employer
         or organization)                                 Identification No.)


         8880 Rio San Diego Road, 8th Floor, San Diego, California    92108
        -----------------------------------------------------------   -----
                  (Address of principal executive offices)         (Zip Code)

                  Registrant's telephone number: (619) 209-6077

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      As of June 30, 2001, the Registrant had 149,796,320 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEET AS OF
                    JUNE 30, 2001..............................................3

                 CONSOLIDATED STATEMENTS OF LOSSES
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 2001 AND 2000........................................4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                 JUNE 30, 2001 AND 2000........................................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS...............9

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................12

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS..............................13

         ITEM 5.  OTHER INFORMATION...........................................14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................14

SIGNATURE.....................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          THE MAJESTIC COMPANIES, LTD.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

 ASSETS                                                            JUNE 30, 2001
                                                                   -------------
 Current Assets:
   Cash and Equivalents                                            $     32,370
   Accounts Receivable-net of allowance                                  16,264
   Deposits and Other Prepaid Expenses                                   58,338
   Inventory, at Cost                                                   920,874
                                                                   -------------
                  Total Current Assets                                1,027,847

Property and Equipment                                                  300,655
   Accumulated Depreciation                                            (100,904)
                                                                   -------------
                  Net Property and Equipment                            199,752

Other Assets                                                             93,592
   Amortization                                                         (59,534)
                                                                   -------------
                  Net Other Assets                                       34,058
 Total Assets                                                      $  1,261,657
                                                                   =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long Term Debt                            $    298,480
   Accounts Payable and Accrued Liabilities                           1,216,328
   Customer Deposits                                                  1,251,127
                                                                   -------------
                  Total Current Liabilities                           2,765,935

Long Term Debt, Less Current Maturities                                 641,181

Deficiency in Stockholders' Equity:
Convertible Preferred Stock, Par Value, $.001 per share
   2,000,000 shares authorized; none
       issued at June 30, 2001                                                -
Common Stock, Par Value $.001 per Share:
   200,000,000 shares authorized; 149,796,320
       issued at June 30, 2001                                          149,796
 Additional Paid-In Capital                                          11,796,634
 Stock Subscription Receivable                                                -
Accumulated Deficit                                                 (14,091,889)
                                                                   -------------
 Deficiency in Stockholders' Equity                                  (2,145,459)
                                                                   -------------
                  Total Liabilities and Equity                     $  1,261,657
                                                                   =============

             See Accompanying Notes to Unaudited Financial Statement


                             THE MAJESTIC COMPANIES
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUN 30                           JUN 30
                                -------------------------------   -------------------------------
                                     2001             2000             2001             2000
                                --------------   --------------   --------------   --------------
Net Sales                       $     142,177    $   1,589,668    $     255,817    $   1,652,909
Cost of Goods Sold                    101,610        1,434,595          167,213        1,487,399
                                --------------   --------------   --------------   --------------

Gross Profit                           40,566          155,073           88,603          165,510


Research and Development               16,999           57,389           30,290           80,919

Sales and Marketing                    55,969           51,245           95,815           53,176
General and Administrative            722,937        1,120,632        1,269,544        2,253,566
Depreciation & Amortization            15,852           22,590           32,918           37,521
                                --------------   --------------   --------------   --------------
Operating Loss                       (771,191)      (1,096,784)      (1,339,964)      (2,259,673)

Interest Expense                       54,134           22,249          101,457           45,018
                                --------------   --------------   --------------   --------------
(Loss) Before Income Tax             (825,325)      (1,119,033)      (1,441,421)      (2,304,691)


Income Tax Expense                          -                -                -                -
                                --------------   --------------   --------------   --------------
Net (Loss)                      $    (825,325)   $  (1,119,033)   $  (1,441,421)   $  (2,304,691)
                                ==============   ==============   ==============   ==============

Loss Per Common Share
(Basic and Assuming Dilution)   $       (0.01)   $       (0.03)   $       (0.01)   $       (0.07)

Weighted Average Common           137,508,178       35,689,068      117,289,486       32,375,844




            See Accompanying Notes to Unaudited Financial Statements


                          THE MAJESTIC COMPANIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUN 30
                                                                     2001           2000
                                                                 ------------   ------------
Increase (Decrease) in Cash and Equivalents
Cash Flows from Operating Activities:
      Net Loss for the Period                                    $(1,441,421)   $(2,304,691)
      Adjustments to Reconcile Net (Loss) to
      Net Cash Provided By Operating Activities:
      Common Stock Issued in Connection with Services Rendered       183,318      1,499,980
      Common Stock Issued in Exchange for Debt                       138,112
      Depreciation and Amortization                                   32,918         37,521
      (Increase) Decrease in:
      Accounts Receivables                                            36,568       (153,261)
      Prepaid Expenses and Other                                     108,297       (231,122)
      Inventory                                                     (188,838)      (391,179)
      Increase (Decrease) in:
      Accounts Payable and Accrued Expenses, net                     (94,003)      (172,883)
      Customers Deposits                                             498,602        151,575
                                                                 ------------   ------------
           Net Cash Used in Operating Activities                    (726,447)    (1,564,060)

Cash Flows from Investing Activities:
      Capital Expenditures, Net of Disposals                          (2,687)        (8,044)
                                                                 ------------   ------------
           Net Cash Used in Investing Activities                      (2,687)        (8,044)

Cash Flows from Financing Activities:
      Proceeds from Sale of Common Stock, Net of Costs                     -              -
      Proceeds from Loans, Net                                       841,730      2,695,320
      Repayments of Loans, Net                                      (116,914)    (1,092,204)
                                                                 ------------   ------------
      Net Cash, Provided by Financing Activities                     724,816      1,603,116

Net Increase (Decrease) in Cash and Equivalents                       (4,318)        31,012
Cash and Equivalents at Beginning of Year                             36,688          4,970
                                                                 ------------   ------------
Cash and Equivalents at End of Year                              $    32,370    $    35,982
                                                                 ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest                                10,052         45,018
Common Stock Issued for Services                                     183,318      1,499,980

Noncash Financing Activities:
Issuance of Common Stock In Exchange for Debt                        138,112        960,000
Common Stock Subscription Receivable                                       -              -
Debentures Exchanged for Common Stock                              1,023,949              -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 2000 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Registrant, and its wholly-owned subsidiaries, Majestic Modular Buildings, Ltd., Majestic Financial, Ltd., and Majestic Safe-T-Products, Ltd. (formerly Majestic Transportation Products, Ltd.). Significant intercompany transactions have been eliminated in consolidation.

Segment Information
-------------------

During 2001 and 2000, the Registrant operated in three reportable segments:
Majestic Modular, Majestic Financial and Majestic Safe-T-Products. The Registrant's three reportable segments are managed separately based on fundamental differences in their operations. Majestic Modular develops, manufactures and markets re-locatable modular classrooms, offices, office buildings, telephone equipment bunkers and modular structures. Majestic Modular's customers are primarily in the State of California.

Majestic Financial originates and services modular building leases. Majestic Financial's customers are primarily in the State of California. Operations for this subsidiary were substantially reduced in the year 2000.

Majestic Safe-T-Products, Ltd., is developing and marketing a proprietary passenger restraint system, and, an undercarriage guard device for the school bus industry. While Majestic Safe-T-Products is in the developmental stage and has not reported sales from its inception, the Registrant believes its products will be sold to customers throughout North America.

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

                          THE MAJESTIC COMPANIES, LTD.
                                INDUSTRY SEGMENTS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                           JUN 30                        JUN 30
                                 ---------------------------   ---------------------------

                                     2001           2000           2001           2000
                                 ------------   ------------   ------------   ------------
Net Sales to External
Customers

Modular Buildings                $   109,204    $ 1,577,935        212,799    $ 1,630,991
Leases                                10,038         10,037         20,075         20,075
Transportation                             -              -              -              -
All Other                             22,935          1,696         22,943          1,843
                                 ------------   ------------   ------------   ------------

Total Sales to External
Customers                            142,177      1,589,668        255,817      1,652,909

Segment Operating Income
------------------------

Modular Buildings                   (386,296)      (269,510)      (497,617)      (498,037)
Leases                                10,037          5,971         19,945         11,253
Transportation                       (43,741)       (41,084)       (87,407)       (87,503)
All Other                                  -              -              -              -
                                 ------------   ------------   ------------   ------------

Total Segment Operating (Loss)   $  (420,000)   $  (304,623)   $  (565,079)   $  (574,287)
                                 ============   ============   ============   ============

                                                                   2001           2000
                                                                  JUN 30         DEC 31
                                                               ------------   ------------
Segment Assets

Modular Buildings                                              $ 1,171,442    $ 1,067,878
Leases                                                                   -              -
Transportation                                                      45,257         46,784
All Other                                                                -              -
                                                               ------------   ------------

Total Segment Assets                                           $ 1,216,699    $ 1,114,662
                                                               ============   ============



                          THE MAJESTIC COMPANIES, LTD.
                                INDUSTRY SEGMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30                       JUNE 30
                                      ---------------------------   ---------------------------
                                          2001           2000           2001          2000
                                      ------------   ------------   ------------   ------------
Operating Income

Total Segment Operating Income        $  (420,000)   $  (304,623)   $  (565,079)   $  (574,287)
Unallocated Corporate (Expense)          (405,325)      (814,410)      (876,342)    (1,730,404)
                                      ------------   ------------   ------------   ------------

Total Consolidated Operating (Loss)   $  (825,325)   $(1,119,033)   $(1,441,421)   $(2,304,691
                                      ===========    ===========    ===========    ===========


                                                                       2001           2000
                                                                      JUN 30          DEC 31
                                                                    ------------   ------------
Assets

Total Segment Assets                                                $ 1,216,699    $ 1,114,662
Corporate Assets Not Assigned to Operating Units                         44,958        144,363
                                                                    ------------   ------------

Total Consolidated Assets                                           $ 1,261,657    $ 1,259,025
                                                                    ============   ============


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


RESULTS OF OPERATIONS.

(a)      SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         (1) NET SALES. Net sales based on completed contracts for the six months ended June 30, 2001 were $255,817, an eighty-five percent decrease from the same period in 2000. The modular division accounted for $212,799 of the total net sales for the first six months ended June 30, 2001. The large decline in reportable completed contract sales for modular is attributed to several large contracts still in progress not yet completed Lease division sales for the first six months of 2001 equaled sales for the same period ending in 2000 at $20,075. The balance of $22,943 in sales for the first six months ended June 30, 2001 is comprised of miscellaneous income at the corporate level.

         (2) COST OF SALES. Cost of sales were consistent with year-to-date modular net sales at $167,213 for the six month period ending June 30, 2001 compared to cost of sales of $1,487,399 for the same period in 2000. Cost of sales consisted of modular division operations with minimal costs contributed from the other divisions.

         (3) RESEARCH AND DEVELOPMENT. Research and Development expenses for the six month period ending June 30, 2001 totaled $30,290, a sixty-two percent decrease from $80,919 in the same period ending 2000. The decrease is indicative of reduced consulting fees related to ongoing development projects in the transportation division.

         (4) SELLING AND MARKETING. Selling and marketing expenses increased eighty-one percent to $95,815 for the six month period ending June 30, 2001 as compared to $53,176 in the same period 2000. These expenses were primarily made up of corporate and transportation marketing activities.

         (5) GENERAL AND ADMINISTRATIVE. General and Administrative expenses decreased by forty-four percent from $2,253,566 for the six month period ending June 30, 2000 to $1,269,544 for the same period in 2001. The large expenses in 2000 resulted greatly from corporate consulting fees paid for in shares which are no longer incurred in the current period.

         (6) OTHER EXPENSES. Other expenses for depreciation decreased twelve percent to $32,918 for the six month period ending June 30, 2001 from $37,521 for the same period ending 2000. Interest expense increased two-fold from $45,018 for the six month period ending June 30, 2000 to $101,457 in the same period 2001. The increase is indicative of the Registrant's costs associated with proceeds from debt financing in 2000 and 2001.


(b)      THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

                  NET SALES. Net sales based on completed contracts for the three months ended June 30, 2001 were $142,177, a ninety-one percent decrease from the same period in 2000. The large decline in reportable completed contract sales is attributed to several large contracts still in progress not yet completed. The modular division accounted for $109,204 of period quarter sales. Lease sales totaled $10,038. This is reflective of the lease division's slow down in active operations throughout the past year. The balance of $22,935 sales resulted from miscellaneous division operations.

                  COST OF SALES. Cost of sales, $101,610, were consistent with modular division net sales for the three month period ending June 30, 2001 compared to cost of sales of $1,434,595 in the same period 2000. Cost of sales for this period were primarily attributed to modular division operations. Costs of sales for the lease and transportation divisions were marginal for the reported period.

                  RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $16,999 for the quarter ended June 30, 2001 from $57,389 for the same period in 2000. The decrease is a result of reduced consulting fees and costs associated with ongoing development projects primarily in the transportation division.

                  SELLING AND MARKETING. Selling and marketing expenses increased to $55,969 for the period ending June 30, 2001, from $51,245 for the same period ending in 2000. These expenses are comprised primarily of corporate and transportation marketing activities.

                  GENERAL AND ADMINISTRATIVE. General and Administrative expenses decreased from $1,120,632 for the period ending June 30, 2000 to $722,937, a reduction of $397,695 for the same period in 2001. General and Administrative expenses were larger in 2000 due to corporate consulting and legal fees paid for in shares. These expenses were no longer incurred in the current period.

                  OTHER EXPENSES. Other expenses for depreciation decreased to $15,852 for the three month period ending June 30, 2001, from $22,590 for the same period ending in 2000. Interest expenses increased from $22,249 in 2000 to $54,134 for the same three period ending June 30, 2001. The increase in interest is a result of the Registrant's acquisition of debt financing in the form of convertible debentures in 2000 and 2001.


LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 2001, the Registrant had a working capital deficit of $1,738,088 compared to a deficit of $1,449,523 at December 31, 2000, an increase in working capital deficit of $288,565. The increase in working capital deficit was primarily due to the Registrant decrease in deposits and prepaid expenses, as well as, an increase in customer deposits of $498,602, as of June 30, 2001. As a result of the Registrant's operating losses during the six months ended June 30, 2001, the Registrant generated a cash flow deficit of $726,447 from operating activities. During the six months ended June 30, 2001 the Registrant repaid $116,914 of previously borrowed funds.

The Registrant met its cash requirements during the six months ended June 30, 2001 by drawing on a debenture line of credit. The $2,000,000 equity line of credit is backed by four-percent convertible debentures. The funds were used for working capital purposes. The line of credit is structured whereby the Registrant can request advances from the investor in exchange for four-percent convertible debentures that are convertible into the Registrant's common stock. The exchange rate for this conversion will be equal to eighty-percent of the average closing bid price for any four of the five trading days immediately preceding the date of conversion.

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

The independent auditors report on the Company's December 31, 2000 financial statements included in the Company's Annual Report on Form 10KSB states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.

         The Registrant had no sales of unregistered securities during the six month period ending June 30, 2001.

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

         Also, on June 8, 2000 the Registrant entered into a $2,000,000 equity line of credit agreement with an institutional investor, GMF Holdings, arranged through the placing agent, May Davis Group, Inc. This line of credit is structured whereby the Registrant can request advances from the investor in exchange for 4% debentures that are then convertible into the Registrant's common stock at an exchange rate equal to 80% of the average closing bid price (as reported by Bloomberg) of the Registrant's common stock for any four (4) of the five (5) trading days immediately preceding the date of conversion.

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

         As of June 30, 2001, a portion of the debentures had been converted into common stock of the Registrant under the Form SB-2 in the amount of 19,782,996 shares. In addition, as of the same date, total draws in the amount of $1,367,780 have been taken under the line of credit, resulting in the issuance of 39,914,738 shares of common stock under this Form SB-2. The expenses involved with this offering to date have been approximately $197,926 (which includes a 10% commission on the draws under the line of credit, payable to May Davis Group, Inc.). The net cash proceeds from this offering (gross proceeds of $1,367,780 less offering expenses) of $1,169,854 have been used for working capital for the Registrant.


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

         There were no submission of matters requiring a vote of security holders during the three month period ending June 30, 2001.

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

                                               THE MAJESTIC COMPANIES, LTD.



Dated:  July 24, 2001                          By: /s/  Francis A. Zubrowski
                                                   -----------------------------
                                                   Francis A. Zubrowski, Chief-
                                                   Executive Officer

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