Form 10QSB
period 2001-09-30
MAJESTIC COMPANIES LTD
filed 2001-11-14
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of November 12, 2001, the Registrant had 199,850,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                          3

              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
              FOR THE  NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND 2000                                 4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND 2000                                 5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16

     ITEM 5.  OTHER INFORMATION                                          16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           16

SIGNATURE                                                                16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          THE MAJESTIC COMPANIES, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

                                    ASSETS
                                                               SEPTEMBER 30
                                                                    2001

Current Assets:
  Cash and Equivalents                                         $    248,404
  Accounts Receivable-net of allowance                               70,584
  Deposits and Other Prepaid Expenses                                60,944
  Inventory, at Cost                                                530,162
        Total Current Assets                                        910,095

Property and Equipment                                              301,656
  Accumulated Depreciation                                         (109,513)
        Net Property and Equipment                                  192,143

Other Assets                                                        151,881
  Amortization                                                      (69,507)
        Net Other Assets                                             82,374
Total Assets                                                   $  1,184,611

              LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Maturities of Long Term Debt                         $    312,529
  Accounts Payable and Accrued Liabilities                        1,099,754
  Customer Deposits                                                 892,868
         Total Current Liabilities                                2,305,151
Long Term Debt, Less Current Maturities                             370,286
Deficiency in Stockholders' Equity:
Convertible Preferred Stock, Par Value, $.001 per share
 2,000,000 shares authorized; none issued at
 September 30, 2001                                                       -
Common Stock, Par Value $.001 per Share:
 200,000,000 shares authorized; 191,290,047  issued
 At September 30, 2001                                              191,290
 Additional Paid-In Capital                                      12,871,198
Accumulated Deficit                                             (14,553,314)
Deficiency in Stockholders' Equity                               (1,490,826)

Total Liabilities and Equity                                      1,184,611

        See Accompanying Notes to Consolidated  Financial Statements

                            THE MAJESTIC COMPANIES
                       CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                 Three Months                Nine Months
                                     Ended                     Ended
                                    Sep 30                    Sep 30
                               2001        2000          2001         2000

Net Sales                     $   17,321   $    70,077   $  60,339  $   90,201
Cost of Goods Sold                     -       212,087           -     212,087
Gross Profit                      17,321      (142,010)     60,339    (121,886)

Research and Development          18,143         9,326      48,571      90,245
Sales and Marketing              182,016        38,395     274,721      90,152
General and Administrative       209,669     1,253,677     981,670   2,893,778
Depreciation & Amortization        5,570         5,800      13,424      22,211
                                 415,398     1,307,198   1,318,386   3,096,386

Operating Loss                  (398,077)   (1,449,208) (1,258,047) (3,218,272)

Interest Expense                   9,034         9,637      92,869      47,229
Loss Continuing Operations,
Before Income Taxes and
Discontinued Operations         (407,111)   (1,458,845) (1,350,916) (3,265,501)
Income (taxes) Benefit                 -             -           -           -
Loss From Continuing
Operations, before
Discontinued Operations         (407,111)   (1,458,845) (1,350,916) (3,265,501)
Loss from Discontinued-
Operations                       (54,313)     (308,399)   (551,930)   (806,436)

Net Loss                        (461,426)   (1,767,247) (1,902,846) (4,071,937)

Loss Per Common Share
(Basic and Assuming Dilution)      (0.00)        (0.03)      (0.01)      (0.12)
Continuing Operations              (0.00)        (0.03)      (0.01)      (0.09)
Discontinuing Operations           (0.00)        (0.00)      (0.00)      (0.03)
Weighted Average Common      169,984,046    51,301,397  135,047,360 135,230,355

           See Accompanying Notes to Consolidated Financial Statements

                          THE MAJESTIC COMPANIES, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                              Sep 30
                                                       2001          2000

Increase (Decrease) in Cash and Equivalents
Cash Flows from Operating Activities:
 Net Loss for the Period From Continuing Operations $(1,350,916) $(3,265,501) Adjustments to Reconcile Net (Loss) to
 Net Cash Provided By Operating Activities:
 Net Loss for the Period From Discontinued
 Operations                                             (551,930)    (806,436)
 Common Stock Issued in Connection with
  Services Rendered                                      433,818    3,189,705
 Common Stock Issued in Exchange for Debt                191,195
 Depreciation and Amortization                            51,313       71,841
 (Increase) Decrease in:
 Accounts Receivables                                    (17,752)    (126,751)
 Prepaid Expenses and Other                              105,691     (822,961)
 Inventory                                               201,874     (633,759)
 Other Assets                                            (58,753)
 Increase(Decrease) in:
 Accounts Payable and Accrued Expenses, net             (209,077)       4,113
 Customers Deposits                                      140,343      508,781

  Net Cash Used in Operating Activities               (1,064,194)  (1,880,968)

Cash Flows from Investing Activities:
 Capital Expenditures, Net of Disposals                   (3,687)      (8,044)

  Net Cash Used in Investing Activities                   (3,687)      (8,044)

Cash Flows from Financing Activities:
 Proceeds from Sale of Common Stock, Net of Costs              -            -
 Proceeds from Loans, Net                              1,431,720    3,188,022
 Repayments of Loans, Net                               (152,123)  (1,288,404)

 Net Cash, Provided by Financing Activities            1,279,597    1,899,618

Net Increase (Decrease) in Cash and Equivalents          211,716       10,606
Cash and Equivalents at Beginning of  Period              36,688        4,970

Cash and Equivalents at End of Period                 $  248,404   $   15,576

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest              $   18,686   $   62,196
Common Stock Issued for Services                         433,818    3,189,705
Cash  During the Period For Taxes
Noncash Financing Activities:
Issuance of Common Stock In Exchange
for Debt                                                 191,195            -
Common Stock Subscription Receivable                           -            -
Debentures Exchanged for Common Stock                  1,804,949            -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 2000 Annual Report on Form 10-KSB.

Basis of Presentation

The consolidated financial statements include the accounts of the Registrant, and its wholly-owned subsidiaries, Majestic Modular Buildings, Ltd., Majestic Financial, Ltd., and Majestic Safe-T-Products, Ltd. (formerly Majestic Transportation Products, Ltd.). Significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

In October 2001, the Company signed a binding letter of intent to sell its Majestic Modular segment to Global Foods Online, Inc. for approximately $6,000,000, comprised as follows:

     Assumption of Majestic Modular debt                  $   1,000,000
     Issuance of Note Payable to Company                      1,300,000
     Issuance of Global Foods Online , Inc.
     common stock                                             3,700,000

                                                          $    6,000000

The Majestic Modular Buildings segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. The investment in discontinued operations is primarily comprised of accounts receivable, inventory, fixed assets, net of liabilities.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Segment Information

During 2001 and 2000, the Registrant operated in three reportable segments: Majestic Modular, Majestic Financial and Majestic Safe-T-Products. The Registrant's three reportable segments are managed separately based on fundamental differences in their operations.

Majestic Modular develops, manufactures and markets re-locatable modular classrooms, offices, office buildings, telephone equipment bunkers and modular structures. Majestic Modular's customers are primarily in the State of California. The Company entered into a binding letter of intent to sell Majestic Modular and the segment has been accounted for as a discontinued operation in the accompanying consolidated financial statements.

Majestic Financial originates and services modular building leases. Majestic Financial's customers are primarily in the State of California. Operations for this subsidiary were substantially reduced in the year 2000.

Majestic Safe-T-Products, Ltd., is developing and marketing a proprietary passenger restraint system and an undercarriage guard device for the school bus industry. While Majestic Safe-T-Products is in the developmental stage and has not reported sales from its inception, the Registrant believes its products will be sold to customers throughout North America.

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

                        THE MAJESTIC COMPANIES, LTD.
                             INDUSTRY SEGMENTS
                                 (Unaudited)

                                 Three Months                Nine Months
                                     Ended                     Ended
                                    Sep 30                    Sep 30
                               2001        2000          2001         2000

Net Sales to External
Customers

Leases                       $   10,037   $   70,038    $   30,113   $   90,113
Transportation                    1,194            -         1,194            -
All Other, net                    6,090           39        29,032           88

Total Sales to External
Customers                        17,321      70,077        60,339        90,201

Segment Operating
Income (Loss)

Leases                           10,038    (143,372)       29,983     (132,119)
Transportation                  (59,133)   (101,594)     (146,540)    (189,097)
All Other                      (348,982) (1,204,242)   (1,141,490)  (2,897,056)

Total Segment
Operating (Loss)               (398,077) $(1,449,208)  $(1,258,047) $(3,218,272)

                        THE MAJESTIC COMPANIES, LTD.
                             INDUSTRY SEGMENTS
                                 (Unaudited)
                                 (continued)

Assets:                                                2001
                                                      Sep 30

Modular Buildings                                     802,710
Leases                                                      -
Transportation                                        337,179
Corporate Assets not Assigned to Units                 44,722

Total Consolidated Assets                          $1,184,611

Capital Expeditures:                               Nine Months Ended
                                                     September 30,
                                                   2001          2000

Modular Buildings                                     -             -
Leases                                                -             -
Transportation                                        -             -
Corporate                                         3,687         8,044

Total Capital Expenditures                        3,687         8,044

Depreciation &Amortization                         Nine Months Ended
                                                      September 30,
                                                   2001          2000

Modular Buildings                                     -             -
Leases                                                -         9,181
Transportation                                   10,457         8,942
Corporate                                        40,856        53,718

Depreciation & Amortization                      51,313        71,841

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

Results Of Operations.

(a)  Nine Months Ended September 30, 2001 and 2000

     (1) Net Sales. Net sale for the nine months ended September 30, 2001 were $60,339, a decrease of 33%, versus $90,201 from the same period in 2000. Lease division sales for the first nine months of 2001 equaled sales for the same period ending in 2000 at $30,113. An additional one time sale of $60,000 from Lease division units in 2000 made up the balance of 2000 sales. The balance of $29,033 in sales for the first nine months ended September 30, 2001 is comprised of miscellaneous income at the corporate level.

     (2) Cost of Sales. There were no cost of the sales for the nine months ended September 30, 2001 compared to $212,087 for the same period ended 2000. The cost of sales in 2000 were attributable to the costs involved in Lease division fleet operations..

     (3) Research and Development. Research and Development expenses for the nine month period ending September 30, 2001 totaled $48,571, a forty-six percent decrease from $90,245 in the same period ending 2000. The decrease is indicative of reduced consulting fees related to ongoing development projects in the transportation division at the beginning of 2001.

     (4) Selling and Marketing. Selling and marketing expenses increased three-fold to $274,721 for the nine month period ending September 30, 2001 as compared to $90,152 in the same period 2000. These expenses were primarily made up of additional corporate and transportation marketing activities such as advertising, seminars, conferences and marketing services.

     (5) General and Administrative. General and Administrative expenses decreased sixty-six percent from $2,893,778 for the nine month period ending September 30, 2000 to $981,670 for the same period in 2001. The large decrease in general expenses in 2001 is largely attributable to a reduction in consulting fees paid for in shares in 2000.

     (6) Other Expenses. Other expenses for depreciation decreased forty-percent to $13,424 for the nine month period ending September 30, 2001 from $22,211 for the same period ending 2000. Interest expense increased ninety-six percent from $47,229 for the nine month period ending September 30, 2000 to $92,869 in the same period 2001. The increase is indicative of the Registrant's costs associated with proceeds from debt financing in 2000 and 2001.

(b)  Three Months Ended September 30, 2001 and 2000.

     Net Sales. Net sales based on completed contracts for the three months ended September 30, 2001 were $17,321, a seventy-five percent decrease from $70,077 in the same period 2000. In the three month period ending 2000 Lease division posted one time net sales of $60,000 from the sale of its lease fleet. The lease division also accounted for $10,037 in 2001 sales, which were recognized from sales received from previous customer deposits. The balance of 2001 $7,284 sales resulted from miscellaneous division operations.

     Cost of Sales. There were no cost of sales in the three month period ending September 30, 2001 compared to $212,087 for the same period ending in 2000. Cost of sales in 2000 were a result of Lease division one time costs involving fleet sales.

     Research and Development. Research and development expenses increased to $18,143 for the quarter ended September 30, 2001 from $9,326 for the same period in 2000. The increase was primarily a result of continual development of the SAFE-T-BART and the SAFE-T-GARD.

     Selling and Marketing. Selling and marketing expenses increased to $182,016 for the period ending September 30, 2001, from $38,395 for the same period ending in 2000. These expenses are comprised primarily of corporate and Majestic Safe-T-Products marketing activities.

     General and Administrative. General and Administrative expenses decreased from $1,253,677 for the period ending September 30, 2000 to $209,669 for the same period ending 2001; a reduction of $1,044,008 for the same period in 2001. General and Administrative expenses were larger in 2000 due to corporate consulting and legal fees paid for in shares. These expenses were no longer incurred in the current period.

     Other Expenses. Other expenses for depreciation decreased to 5,570 for the three month period ending September 30, 2001, from $5,800 for the same period ending in 2000. Interest expenses decreased from $9,637 in 2000 to $9,034 for the same three month period ending September 30, 2001.

Liquidity And Capital Resources.

As of September 30, 2001, the Registrant had a working capital deficit of $1,395,056 compared to a deficit of $1,449,523 at December 31, 2000, a decrease in working capital deficit of $54,467. The decrease in working capital deficit was primarily due to the Registrant increase in cash and equivalents and a decrease in accounts payable as of September 30, 2001. As a result of the Registrant's operating losses during the nine months ended September 30, 2001, the Registrant generated a cash flow deficit of $1,064,194 from operating activities. During the nine months ended September 30, 2001 the Registrant repaid $152,123 of previously borrowed funds.

The Registrant met its cash requirements during the nine months ended September 30, 2001 by drawing on a debenture line of credit. The $2,000,000 equity line of credit is backed by four-percent convertible debentures. The funds were used for working capital purposes. The line of credit is structured whereby the Registrant can request advances from the investor in exchange for four-percent convertible debentures
that are convertible into the Registrant's common stock.   The exchange
rate for this conversion will be equal to eighty-percent of the average closing bid price for any four of the five trading days immediately preceding the date of conversion.

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

(b) On or around November 9, 2000, Skidmore Construction Company filed suit in the Superior Court of the Sate of California, County of Los Angeles (Case No. MC 012070) against Majestic Modular Buildings, Ltd., for alleged breach of contract, seeking $120,000 in damages. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(c) On or around January 25, 2001, Eastside Union School District filed suit in the Superior Court of the Sate of California, County of Los Angeles (Case No. MC 012292) against Majestic Modular Buildings, Ltd., and The Majestic Companies, Ltd. for alleged breach of contract, seeking $287,000 in damages. The Majestic Companies, Ltd. was not a party to this contract and therefore is seeking removal as a party to this litigation. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(d) On or around March 16, 2001, Taylor Ball of California, Inc. suit in the Superior Court of the State of California, County of San Diego (Case No. GIC 764033) against Majestic Modular Buildings, Ltd., for alleged breach of contract, seeking $626,866. in damages. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

(e) On or around May 30, 2001, Amelco Construction, a Division of Amelco Industries, Inc., a California corporation, filed suit in the Superior Court of the State of California, County of San Diego (Case No. GIC 768146) against Majestic Modular Buildings, Ltd., for alleged breach of contract, seeking $532,000 in damages. The Registrant has answered this complaint. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     The Registrant issued 300,000 restricted common shares to a non-officer, non-director employee during the nine month period ending September 30, 2001 as part of compensation. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

     As of September 30, 2001, a portion of the debentures had been converted into common stock of the Registrant under the Form SB-2 in the amount of 25,320,699 shares. In addition, as of the same date, total draws in the amount of $1,875,000 have been taken under the line of credit, resulting in the issuance of 84,242,651 shares of common stock under this Form SB-2. The expenses involved with this offering to date have been approximately $197,926 (which includes a 10% commission on the draws under the line of credit, payable to May Davis Group, Inc.). The net cash proceeds from this offering (gross proceeds of $1,875,000 less offering expenses) of $1,730,844 have been used for working capital for the Registrant.

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

     There were no submission of matters requiring a vote of security holders during the nine month period ending September 30, 2001.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period covered by this Form 10-QSB.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The Majestic Companies, Ltd.


Dated:  November 13, 2001                  By: /s/  Francis A. Zubrowski
                                           Francis A. Zubrowski, Chief-
                                           Executive Officer

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

10.2 Patent License Agreement between Majestic Motor Car Company, Ltd. and Adrian P. Corbett, dated February 20, 1998
      (incorporated by reference to Exhibit 6.12 to the Form 10-
      SB/A filed on February 8, 2000).

10.3  License Agreement dated April 22, 1998, between Majestic
      Modular Buildings, Ltd., Steven D. Rosenthal, and Cal-
      American Building Company, Inc., dated April 22, 1998
      (incorporated by reference to Exhibit 6.8 to the Form 10-SB/A filed on February 8, 2000).

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

10.9  Agreement for a Funding Source between Majestic Modular
      Buildings, Ltd. and Rick Griffey, dated May 21, 1999
      (incorporated by reference to Exhibit 6.11 to the Form 10-
      SB/A filed on February 8, 2000).

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

10.16 Investment Banking Services Agreement between the Registrant and NC Capital Markets, Inc. dated September 29, 1999
      (incorporated by reference to Exhibit 6.15 to the Form 10-
      SB/A filed on February 8, 2000).

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

10.24 Patent License Agreement Between Majestic Safe-T-Products, Ltd., and Mark Algin Bowen and Mims Bowens, dated July 1, 2001 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form SB-2 filed on July 24, 2000).