Form 10KSB
period 2001-12-31
MAJESTIC COMPANIES LTD
filed 2002-03-19
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 000-28083

                             THE MAJESTIC COMPANIES, LTD.
              (Exact name of registrant as specified in its charter)

                Nevada                               88-0293171
(State or jurisdiction of incorporation           (I.R.S. Employer
              or organization)                    Identification No.)

      8880 Rio San Diego Drive, 8th Floor, San Diego, California     92108
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

The Registrant had no revenues for the fiscal year ended on December
31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 2002: Common Stock, par value $0.001 per share -- $2,283,361. As of March 5, 2002, the
Registrant had 230,404,814 shares of common stock issued and outstanding.

                                    TABLE OF CONTENTS

                                                                      PAGE

                                       PART I

ITEM 1.  Description of Business                                      4-15

ITEM 2.  Description of Property                                        15

ITEM 3.  Legal Proceedings                                           15-17

ITEM 4.  Submission of Matters to a Vote of Security Holders            17

                                       PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters      17-20

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         20-24

ITEM 7.  Financial Statements                                           24

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            24

                                      PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act                                  25-26

ITEM 10. Executive Compensation                                     26-29

ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                29-30

ITEM 12.  Certain Relationships and Related Transactions            30-31

ITEM 13.  Exhibits and Reports on Form 8-K                             32

SIGNATURES                                                             33

PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Description of Business

The Majestic Companies, Ltd., through its wholly owned subsidiaries, conducts the following operations:

     Majestic Safe-T-Products, Ltd. designs and markets transportation related safety equipment for the school bus market. The Safe-T-Products division operates from an administrative and design engineering facility located in Chino, California.

     Majestic Financial, Ltd. is engaged in the business of acquiring and leasing re-locatable modular structures to private and public California school districts as well as commercial end users. Presently, this division has reduced its operations considerably after the sale of its modular fleet in 2000.

In December of 2001, The Majestic Companies, Ltd., completed the sale of its wholly owned modular manufacturing subsidiary, Majestic
Modular Buildings, Ltd., to Global Diversified Holdings, Inc.
(formerly Global Foods Online, Inc.).

Upon a review of The Majestic Companies, Ltd. Minute book, it was determined that the Company was the sole shareholder of a Delaware corporation, North American Industrial Vehicles, Inc. This corporation was incorporated on November 17, 1997 and has never been active or provided operations of any kind.

The Majestic Companies, Ltd. maintains its executive offices at 8880 Rio San Diego Drive, 8th Floor, San Diego, California; telephone number (619) 209-6077. The executive office is the Registrant's principal operating office from which it manages and coordinates the activities of its wholly owned subsidiaries.

History

The Majestic Companies, Ltd. was incorporated under the laws of the State of Nevada on December 3, 1992 under the name of Rhodes, Wolters & Associates, Inc. In May 1998, Rhodes changed its name to SKYTEX International, Inc., and in December 1998, merged with a Delaware corporation named "The Majestic Companies, Ltd." SKYTEX had no material operations during the period prior to this merger. The Delaware corporation The Majestic Companies, Ltd., acquired in the merger had operations and formerly did business as "Majestic Motor Car Company, Ltd." and prior to that "Majestic Minerals, Ltd." As a part of the merger, SKYTEX's corporate name was changed to "The Majestic Companies, Ltd." Majestic Minerals, Ltd. was a British Columbia, Canada corporation that changed its name to Majestic Motor Car Company in April, 1997.

Subsequent to the name change, in March 1998, Majestic Motor Car Company merged with and into The Majestic Companies, Ltd., the Nevada corporation SKYTEX acquired in December, 1998. The Delaware corporation had no prior material operations and was organized for the purpose of reincorporating under the laws of the State of Nevada.

Business Development and Strategy

The Majestic Companies, Ltd. is subject to certain risks going forward including the risk of being unable to continue as a going concern. To date, the operations of the Registrant's business units have not generated sufficient earnings to cover the cost of operations. The Registrant has incurred a net loss of $818,965 and $5,815,893 for years ended
December 31, 2001 and 2000, respectively. The Registrant's leasing and transportation business segments did not recognize any revenue from operations during the years ended December 31, 2001 and 2000. In order for the Registrant to continue as a going concern, it will be necessary to raise additional equity and or debt financing to cover the cost of future operations. There can be no assurance that the Registrant will be able to attain such additional financing on terms satisfactory to the Registrant.

The Registrant has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Registrant will sustain revenue growth or achieve profitability. The Registrant has identified several steps it believes will begin to move it toward profitability:

     capitalize on federal and state legislation requiring safety restraints on school buses, and, begin realizing sales from increased marketing efforts of Majestic Safe-T-Products, Ltd.

     continual improvement of current products and development of new safety restraint devices within the same Safe-T-Products division control all-around general overhead cost.

In December of 2001 the Registrant completed the sale of its wholly-owned modular manufacturing subsidiary, Majestic Modular Buildings, Ltd. ("Modular"), to Global Diversified Holdings,
Inc., formerly  Global Foods Online, Inc.("Global").
In connection with the disposition of Modular, Global acquired all Modular assets, assumed all Modular liabilities and agreed to issue the Registrant a total of 33,500,000 shares of its restricted common stock valued at $577,500. On January 14, 2002, the Registrant received the 33,500,000 shares from Global and is distributing 28,500,000 Global shares to its shareholders as a dividend. The Registrant set a record date of December 11, 2001 in connection with this distribution. The remaining 5,000,000 shares of Global are held in escrow whereby Global has the option to redeem the shares from the Registrant in full, or in part, within one year of issuance in exchange for $150,000.

As a result of the sale of the Majestic Modular business segment, the Registrant accounted for the segment as a discontinued operation, and accordingly, the amounts in the Registrant's accompanying financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

Business of the Registrant.

Majestic Safe-T- Products, Ltd.

(a) Industry Overview.

In the U.S., approximately 440,000 school buses daily transport approximately 24,000,000 students to and from school. Less than 20% of these buses are outfitted with any type of occupant safety restraint. Currently, no federal legislation exists that requires restraints to be installed on these buses. This lack of regulation at the federal level has prompted five separate states: New York, New Jersey, Florida, Louisiana and California, to adopt their own legislation regarding the installation of occupant restraints on school buses, three of which passed laws as recently as 1999 (California, Florida & Louisiana); over 20 additional states have planned or have pending legislation. During the past five years, New York and New Jersey have mandated two-point lap belts to be installed in all new school buses, and as a result, more than 80% of the school buses in these two states now have seat belts. Although the laws in New York and New Jersey require the belts to be installed, there is no law mandating that the students must wear them. While discussing with officials from these areas, it was determined that the percentage of students voluntarily buckling up was well below 20%. The main reason existing school bus fleets do not utilize restraints is due to a seat design implemented several years ago called "compartmentalization". In 1977, the Federal Motor Vehicle Safety Standards mandated the use of a seat design which raised the height of the seat back and allowed the seat back to "flex" in the event an occupant was thrown into the seat back during a crash. This new seat design provided a compartment area for seated passengers resulting in reduced chances of serious injury in the event of a crash. Although compartmentalization does provide increased safety to passengers, it has been determined after evaluating many school bus accidents that passengers can still be ejected from their seats during a bus crash.

After studying various school bus crashes during the past twenty years, transportation officials and state legislators continue to debate which type restraint is best; lap belt, 3-point harness type restraint, or new designs like the SAFE-T-BAR(tm). While the governing bodies continue their discussions on the type of restraint, most officials throughout the education and transportation industry concur; the issue of seat restraints in school buses is not going away. The school bus transportation industry predicts, by the year 2005, at least 37 states will have mandates requiring schools to provide seat restraints in their bus fleet.

Parents have played an active role in raising the concern for student bus safety. Each time the media reports a school bus accident, parents become more concerned that the next time it may involve one of their children. This parental concern and awareness has triggered the initiative for lawmakers to take a more active role in the implementation of school bus safety restraints.

Majestic Safe-T-Products, Ltd. offers a new approach to school bus passenger safety. The product is called the SAFE-T-BAR(tm) - a padded horizontal bar which rests above the lap of passengers similar to lap bars on roller coasters. The bar operates on a simple, but effective design, employing inertia to lock a mechanism similar to the locking mechanism in an automobile seat belt retractor. In the event of a sudden stop, crash or roll-over, the bar automatically locks in place, resulting in passengers staying within their seating (compartment) area. The mission behind the design of the SAFE-T-BAR (tm) is to keep the passengers in their seating area during a bus crash, roll-over or other unforeseen mishap.

Documented case history reveals that schools who have utilized seat belts experienced less than a 20% usage rate. Bus drivers try their best to enforce the seat belt policy, but, once the driver sits behind the wheel of the bus, they have no means of effectively enforcing that students are staying buckled-up. Implementation of the SAFE-T-BAR(tm) eliminates the need for bus drivers to enforce any restraint policies. It's a passive device in the sense the passenger doesn't have to do anything to make it function. SAFE-T-BAR(tm) provides virtually a 100% usage rate since the seat occupant has no choice but to use the bar. SAFE-T-BAR(tm) appears to cause passengers to sit in a more controlled manner facing forward, thus, reducing driver distractions.

Majestic Safe-T-Products has completed and passed the full complement of testing required under the Federal Motor Vehicle Safety Standards by a federally approved testing lab in Adelanto, California, and is ready for installation in existing school bus fleets throughout the U.S. SAFE-T-BAR(tm) is maintenance free and can be conveniently installed by factory trained personnel at the school transportation yard site. It can be installed on any type of school bus manufactured after 1977.

(b) Products.

(1) SAFE-T-BAR(tm).

The SAFE-T-BAR(tm) is a heavily padded lap bar style restraint, similar to the restraints commonly found on roller coasters. The purpose of the SAFE-T-BAR(tm) is to hold an occupant within the padded seating area during an accident. Many of the 13,000 children hurt each year on school buses are ejected from this padded seating area, resulting in serious injuries. The SAFE-T-BAR's patented/patent pending locking mechanism is hidden within the seat back and operates on the same principal as standard seat belt retractors common to almost every car on the road today. During sudden stops, collision, rollover etc., a small weighted pendulum swings and engages a latch, locking the SAFE-T-BAR(tm) in the down position, controlling and restraining the passenger within the padded seating area.

The SAFE-T-BAR(tm) has been carefully designed to fit all standard school bus seats post 1977, as well as being fitted as original equipment at the various school bus manufacturers. The SAFE-T-BAR(tm) mounts on the seat back and is designed to bend the seat during a collision therefore absorbing impact energy. The SAFE-T-BAR(tm) is also padded with over 10 pounds of Urethane foam adding in the ability to absorb impact energy. Evacuation of the school bus in the event of an emergency is very quick as the SAFE-T-BAR(tm)'s unique locking mechanism is designed to release once the bus comes to rest; occupants can then lift the bar and quickly move to the exit.

Installation time of the SAFE-T-BAR(tm) is approximately 30 minutes per seat and is performed by Majestic Safe-T-Products to ensure proper fit and function. The bar is designed to last the life of the school bus (usually 12 years) with critical internal components being heat-treated to provide superior strength and durability. Replacement of just the bar alone can be done in less than 10 minutes.

(2) SAFE-T-SEAT(tm).

Majestic Safe-T-Products is in the process of developing a new seat design for school buses, officially labeled the "SAFE-T-SEAT(tm)" restraint system. The SAFE-T-SEAT(tm) system was conceived to increase the effectiveness of the SAFE-T-BAR(tm) by designing a school bus seat that would perform more efficiently with the SAFE-T-BAR(tm) during a crash. The current school bus seat was designed in the early 1970's and federal standards were set at that time. Since then, a great deal of Federal and private crash testing has been done relating to school buses and Majestic Safe-T-Products, Ltd., has used this information in the development of the SAFE-T-SEAT(tm) occupant restraint seat system.

The main advantage of the SAFE-T-SEAT(tm) system is that the upper portion of the seat back is designed to better absorb the impact of the head and upper torso. The upper frame is made from an aluminium tube bent in such a manner to crush if either a vertical or a lateral load is applied. The attachment points for the SAFE-T-BAR(tm) are designed to allow the horizontal portion of the bar to be free to ride down lower in the abdominal area during a crash. In addition, the SAFE-T-SEAT(tm) system allows for the bar lock assemblies to be mounted in the center of the seat frame, eliminating the need for the "knee pads" normally required for retrofit of the SAFE-T-BAR(tm) on existing school bus seats. Additional padding on the seat cushion and seat back will also be an integral part of the new system.

It is anticipated that the SAFE-T-SEAT(tm) system will be primarily installed on new school buses at the point of manufacture. Majestic will either supply the manufacturer with the SAFE-T-SEAT(tm) system or license the manufacturer to produce their own. The additional cost to produce a SAFE-T-SEAT(tm) (less the SAFE-T-BAR(tm)) will be no more than 50% above today's cost to produce a standard school bus seat. The Registrant envisions that the SAFE-T-SEAT(tm) will enhance occupant safety in school buses and hopes to commence the marketing of SAFE-T-SEAT(tm) devices when market worthy.

(3) SAFE-T-GARD(tm).

The SAFE-T-GARD(tm) was developed with the understanding that there are many fatalities outside of the school bus, in the loading and unloading zone. The typical scenario is that as a child exits the bus, the child may remain close to the bus, and as the bus begins to move a child may trip or fall in the path of the bus's tires.
The goal was to develop a "guard" to hang in front of the rear tires that would "push" a child out and away from the tires if he or she fell under the bus. An additional technical requirement was to enable this same guard to ride up and over a curb without being damaged or ripped off the bus. This led to the SAFE-T-GARD(tm), a unique system that incorporates a hanging flap much like a mud flap on a tractor trailer, only it hangs on the front side of the rear tires and in front of the passenger side front wheel. This entire assembly hangs to within two and a half inches of the ground.

The SAFE-T-GARD(tm) is designed to retrofit to any of the existing 440,000 school buses on the road today. The installation time is approximately one to two hours per bus. It is anticipated that new buses will also be fitted with the SAFE-T-GARD(tm) at the point of production.

(4)  GLOVE BOX(tm)

The GLOVE BOX(tm) is a product designed for use in the high technology industry, medical facilities, doctors and dentist offices which allows the worker or practitioner to put on, or "don" gloves without touching the outside of the glove surface, thereby preventing possible contamination of the gloves exterior. The product basically is a voice activated glove applicator whereby the practitioner inserts his or her hands into gloves positioned in a sealed chamber that are literally "blown up" by applying a slight vacuum or negative pressure to the exterior of the glove surface.

(5)  REFILTER(tm)

The REFILTER(tm) recyclable diesel-engine filter system is a technology designed to comply with upcoming federal emission standards.
Additionally, the product's unique cleaning and recycling properties offers a secondary follow-on revenue market.

Press Release

(c) General.

Majestic Safe-T-Products owns the exclusive manufacturing and marketing rights for the SAFE-T-BAR(tm). The Registrant's management believes it has the potential to become a preferred solution for on-board school bus passenger restraint systems. The general product design closely approximates the type of lap bar safety restraint systems commonly found on roller coaster rides. Majestic Safe-T-Products plans to produce and currently is marketing the product to school bus manufacturers and operators nationwide, including governmental agencies and school systems.

As of March 3, 1999, the SAFE-T-BAR(tm) completed and passed the full complement of testing required under Federal Motor Vehicle Safety
Standards 222 & 302 and is ready for market roll-out. The test results were delivered to the Registrant in a comprehensive report rendered by KARCO Engineering, a Federally approved collision testing facility located in Adelanto, California. Now that all federal compliance testing milestones for the SAFE-T-BAR(tm) school bus passenger restraint have been met, the Registrant is moving quickly into the Pilot Program stage of this new product on a state by state basis. The marketing department of Majestic Safe-T-Products, Ltd., has discussed or is currently discussing with transportation officials and/or legislators in the States of Minnesota, New Jersey, Delaware, Florida, Illinois, Tennessee, New Mexico and New York that have requested information about the SAFE-T-BAR(tm) passenger restraint system.

Majestic Safe-T-Products conducted its first pilot program with the Oceanside (California) Unified School District and completed the program on August 24, 1999. The program received high marks from the Oceanside Staff as well as the many bus drivers who drove the SAFE-T-BAR(tm) outfitted bus.

The SAFE-T-BAR(tm) is a passive restraint in that it has a nearly 100% usage rate. The design requires the occupant to lift, sit and allow the bar to rest down in place and requires virtually no attention from the driver. SAFE-T-BAR(tm) is patent/patent-pending and has been designed to lock in the down position during a collision, thus holding the occupant within the padded seating area. The cost to retrofit a school bus with the SAFE-T-BAR(tm) is less than the cost to add seat belts, as the SAFE-T-BAR(tm) does not require the seat to be changed. At the point of manufacture, the SAFE-T-BAR(tm) cost is approximately the same as that of a lap-shoulder belt restraint although a lap-shoulder belt system reduces the typical three position seat to a two position seat. This results in the need to purchase additional buses and adds an additional financial burden. With of an average of 22 seats per school bus, this represents a potential market for 9.7 million restraints. Analysts predict the growth of the industry to continue at around 2% to 4% per year. (Industry statistics source: School Bus Fleet Magazine Annual Fact Book 1999).

(d) Sales And Marketing.

To date, sales and marketing efforts have been concentrated in the Southern California region, focusing on the public school market.
Plans are currently underway to commence penetration into public schools in other states.

Sales and marketing efforts are conducted by the Registrant. Sales calls are most effectively performed by visiting school transportation yards with a school bus owned by Majestic Safe-t-Products, Ltd., outfitted with the SAFE-T-BAR(tm). Prospective customers, including school transportation officials, bus drivers, administrators, board members, etc. can sit in seats representing various seat manufacturers and experience the SAFE-T-BAR(tm) first hand. This sales approach permits interested prospects to thoroughly evaluate the product and raise any questions they may have regarding the bar's functionality, varying bus applications and other questions relating to passenger safety. Demonstrating the SAFE-T-BAR(tm) in a real bus application has more impact to the prospective customer than demonstrating the bar when installed on a stand-alone seat.
Majestic Safe-T-Products continues to participate in major school bus transportation industry trade shows .These trade shows draw the attendance of several thousand decision makers within the education industry, including prominent representatives from the Parent
Teachers Association.

The Registrant's focus for the remainder of 2002 will be to increase public awareness of the SAFE-T-BAR(tm) and SAFE-T-GARD(tm) through industry conferences along with demonstrating the product to both the public and private school sector. Also, the Registrant will continue to secure the support and endorsement of the SAFE-T-BAR(tm) and SAFE-T-GARD(tm) through appropriate government officials who believe passenger safety in school buses is an important issue that needs continued attention.

(e) Market.

The current market breakdown is as follows:

     Private and public schools who possess their own bus fleet

     School bus contractors

     New bus manufacturers

Existing market size (existing bus fleets only-440,000 buses):

     1  SAFE-T-BAR(tm)

        Average seat capacity per bus:  22

        Potential SAFE-T-BAR(tm) installations: 9,700,000

        Cost per seat installation:   $229.00

        Potential revenue:  $2.2 billion (approximate)

        Note: The potential market projection for "new" school buses is 48,000 annually. At a cost to the manufacturer of $159.00 per SAFE-T-BAR(tm), the overall annual revenue potential is approximately $150,000,000.

     2  SAFE-T-GARD(tm)

        Potential SAFE-T-GARD(tm) installation: 880,000

        Cost per guard $695.00

        Potential revenue $611,600,000

        Note: The potential market projection for "new" school buses is 48,000 annually. Additional annual revenue potential is $33,600,00.

(f) Competition.

(1) SAFE-T-BAR(tm).

Currently, to the knowledge of the Registrant's management, there are no other bar type restraints on the market for school buses. The only known competition to the SAFE-T-BAR(tm) presently on the market is a lap belt style seat belt system commonly found in smaller style school buses and on older cars. A three-point seat belt system (lap & shoulder) is not currently available due to conflicts in Federal standards, engineering and design criteria related to school bus seats. Lap style seat belts have been tried in New Jersey and in New York for the last 5 years on the larger style school buses. It has been estimated that less than 20% of the students riding on the school buses outfitted with these belts are buckling them up for the ride to or from school. In comparison, the SAFE-T-BAR(tm) is a passive restraint system that is designed for a virtual 100% use rate. In addition, it is commonly reported by school bus operators that the children that choose not to wear the seat belts during the ride will often use the belts in a manner for which they were not designed, i.e. as a weapon by swinging the buckle, tying the belts in knots or picking apart the latch mechanism. By comparison, the SAFE-T-BAR(tm) has only one exposed moving part, the bar, and cannot be manipulated by occupants.

(2) SAFE-T-SEAT(tm).

The SAFE-T-SEAT(tm) is a unique arrangement of a seat with a built-in restraint system. Again, the only competition to this would be a three-point seat belt system that is currently not available for school buses due to engineering conflicts with Federal standards. If a three point system were available, it would reduce the seating capacity of a school bus by 1/3. In addition, seat backs would be much higher (children would be out of view of the driver and along with the normal use problems of a two point system, a three point system requires the children to adjust the shoulder harness each time they sit down. This further reduces the likelihood that they will buckle-up.

(3) SAFE-T-GARD(tm).

There is currently no known competition in the school bus market for a guard system for the front side of the tires.

(4) REFILTER(tm) and GLOVE BOX(tm)

The Registrant management is currently conducting competition analysis for both of these newly acquired products.

(g) Regulation.

(1) SAFE-T-BAR(tm) & SAFE-T-SEAT(tm).

Standards for school buses are set by the Federal government and come under the Code of Federal Regulations . Under the Code of Federal Regulations are the Federal Motor Vehicle Safety Standards ("FMVSS") and two standards within FMVSS that apply to the SAFE-T-BAR(tm), FMVSS 222 & FMVSS 302. FMVSS 222 pertains to school bus seat strength and FMVSS 302 relates to vehicle interior materials burn rates. Majestic Safe-T-Products, Ltd., contracted with one of the west coast's largest federally approved FMVSS compliance testing facility in Adelanto, California. Karco Engineering was supplied with all the different school bus seats currently available, this included
BlueBird, Thomas Bus, Amtran and Carpenter. Each of these seats were fitted with a SAFE-T-BAR(tm) and each were run through the very specific procedures of testing as prescribed by FMVSS 222. This series of tests included:

     Forward loading of the seat to determine seat frame deflection with a 2200 pound load

     Aft loading to determine deflection

     Head impact using a high velocity ram

     Knee impact using a high velocity ram also.

At the end of this testing, Karco Engineering issued a comprehensive report and the report indicated that the SAFE-T-BAR(tm) had passed all the requirements of FMVSS 222 on the first try. FMVSS 302 was conducted by US Testing Labs in Los Angeles, California. A sample section of the SAFE-T-BAR(tm) was used in a controlled burn to determine if the self-skinning urethane foam would self extinguish per the requirements of the test. US Testing Labs issued a written report indicating that the SAFE-T-BAR(tm) had met FMVSS 302 standard on the first try.

Although all equipment produced relating to school buses must meet Federal Motor Vehicle Safety Standards as recommended by NHTSA, it is up to each state individually to decide the optional equipment it would like on its buses, i.e. flashing lights & signs, restraints etc. At this time NHTSA has not recommended safety restraints of any kind on school buses. New Jersey and New York have had laws requiring restraints on all school buses for the last 5 years. Florida, Louisiana and California passed laws in 1999 requiring that all new school buses purchased beginning within the next 1 to 2 years must be equipped with occupant restraints. An additional 30 states will have pending legislation requiring occupant restraints on school buses in the near future.

(2)  SAFE-T-GARD(tm).

There are no existing Federal or State regulations pertaining to guards that hang in front of the tires. The only known requirement is that the SAFE-T-GARD(tm) must not protrude beyond the side bodywork of the bus.

(h) Manufacturing.

(1) SAFE-T-BAR(tm).

The SAFE-T-BAR(tm) is currently produced using five subcontractors in California, Nevada and Mexico. The "self-skinning urethane foam" process for the bar and knee pads is done at Universal Urethane in North Las Vegas, NV. Universal Urethane is one of the largest independent suppliers of molded foam products in the US today, with an annual output of over one million pounds of material. Purpose built aluminum molds were produced at Universal Urethane specifically for the SAFE-T-BAR(tm). The steel tube portion of the bar is produced in Mexico. The Mexican subcontractor is a large supplier of steel tube furniture, with 90% of the final product for export into the US. They are equipped with multiple automatic tube forming machines and presses for forming the two ends of the bar. This bar, produced in Mexico, is shipped directly to Universal Urethane to be covered in the molded foam. The remaining metal and plate components are produced in San Diego by Jiffy Machine and MetalTek. Critical internal locking components are heat treated for maximum strength and durability. Final components are acid-etched, cleaned and yellow zinc-plated for corrosion protection.

A San Diego based cardboard box manufacturer is used and produces a custom-made shipping box for the SAFE-T-BAR(tm). The box holds two complete bar assemblies and 20 of these boxes can be arranged on a pallet and shrink-wrapped for bulk shipping or container.
At the appropriate level of production, a shift will be made to use an automotive components manufacturer in Taipei, Taiwan. Golden Legion automotive, Taipei, is an ISO 9000 automotive component manufacturer with 90% of production for export. Golden Legion is a supplier to both Ford and Honda of Asia. Representatives from Majestic Safe-T-Products, Ltd., have already inspected Golden Legions facilities in Taipei and completed the first go-around of technology transfer. Start-up with Taiwan would be phased in over a six-month period.

The product, as shipped from Taiwan, would be received at Long Beach in Sea-Land containers and warehoused and distributed from Long Beach using a contract service. Import duty on bus components is 1.75%.
Shipping costs from Taiwan to Long Beach are about 2%.

(2) SAFE-T-SEAT(tm) & SAFE-T-GARD(tm).

The SAFE-T-SEAT(tm) and SAFE-T-GARD(tm) are both currently under development but will use the same approximate suppliers as the SAFE-T-BAR(tm). The SAFE-T-SEAT(tm) will require an additional supplier of vinyl seat covering material and urethane sponge rubber - both expected to be sourced in San Diego. The SAFE-T-GARD(tm) will require additional cast urethane for the lower edge of the guard. In addition, caster wheels will also be needed, but will be purchased as an individual item and bolted to the final product. Both products are excellent candidates for production in Taiwan given predetermined production levels.

Majestic Financial, Ltd.

With the placement of its first single unit operational lease, Majestic Financial, Ltd. began operations in December of 1998. Its primary mission is to supply modular classrooms for lease to school districts. This is accomplished by directly providing modular classrooms for lease, or, through the acquisition of existing leased fleets from small to medium size entities. The focus is to establish an asset base that will continuously provide a turnover of revenue from the renewal of existing leases. Majestic Financial, Ltd.'s plan of operation includes providing schools that have limited budgetary resources the ability to obtain much needed classroom space under affordable lease terms. Currently, operations within this division have been reduced substantially after the sale of its modular fleet in 2000.

Employees

As of December 31, 2001, the Registrant had 8 employees, none of whom have entered into an employment agreement with the Registrant, other than: the Registrant's Chief Executive Officer, Francis Zubrowski, and the Registrant's Vice President of Investor Relations, Clayton Chase. The Registrant has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Registrant considers relations with its employees to be good.

                              BUSINESS SEGMENTS

The Company currently operates in two business segments: Majestic Financial and Majestic Safe-T-Products, Ltd. Majestic Safe-T-Products, Ltd., is developing and marketing a safety restraint devises for the school bus industry. While Majestic Safe-T-Products, Ltd., is in the developmental stage and has not reported sales from its inception, the Company believes its products will be sold to customers throughout North America. Majestic Financial originates and services modular building leases. Majestic Financial's customers are primarily in the State of California.

ITEM 2. PROPERTIES.

The Registrant's principal executive and administrative offices are located in San Diego, California at 8880 Rio San Diego Drive, 8th floor, San Diego, California 92108. The Registrant leases these offices from Mission Valley Business Center LLC at a monthly rental of $5,361 for a term scheduled to expire on June 30, 2002. The Registrant considers these offices to be adequate and suitable for its current needs. The Registrant has general office equipment and furniture at this location of approximately $30,000.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

In July 2000, the Clovis Unified School District filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Stanislaus County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In January 2001, the Eastside Union School District filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In May 2001, Amelco Construction filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in San Diego County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In February 2001, Frontier Pacific Insurance Company filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Santa Ana County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In May 2001, NBG Enterprises filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In August 2001, Transportation Alternatives filed a complaint against the Company in San Diego County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In March 2001, Roger Wong filed a complaint against the Company in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In October 2001, West Bay Builders filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Contra Costa County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In September 2001, the Company and the Bankruptcy Trustee assigned to the bankruptcy of Cal-American, reached a settlement with regards to royalties due Cal-American under a licensing agreement between the Companys' former subsidiary, Majestic Modular Buildings, Ltd., and, Cal-American. Under the settlement, the Company agreed to pay the Trustee an amount equal to $200,000. As of December 31, 2001, the balance due the Plaintiff was $175,000 and is included in the accounts payable at December 31, 2001.

In January 2002, Hyster Sales Company received a judgment against the Company in connection with a breach of contract. The amount of the judgment is $26,620 and is included in accounts payable at December 31, 2001.

In January 2002, Roy Meadows received a judgment against the Company in connection with a breach of contract. The amount of the judgment is $ 57,640 and is not included in accounts payable at December 31, 2001.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant increased its authorized common shares from 200,000,000 to 400,000,000 and created a Series A Preferred Class of Stock with conversion rights at a five (5) Common for one (1) Preferred Share ratio in November of 2001. The Board of Directors of the Registrant approved the increase and the creation and thereafter obtained the necessary shareholder consent to approve the increase and creation.

                                 PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

(a) The Company's Common Stock has been traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "MJXC", and in the National Quotation Bureau, Inc. "pink sheets" under Majestic Companies, Ltd..

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                 High      Low

Quarter Ended December 31, 2001                   .04      .02
Quarter Ended September 30, 2001                  .06      .02
Quarter Ended June 30, 2001                       .08      .01
Quarter Ended March 31, 2001                      .03      .02

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  0.08      0.00
Quarter Ended September 30, 2000                 0.20      0.09
Quarter Ended June 30, 2000                      0.28      0.11
Quarter Ended March 31, 2000                     0.45      0.20

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Holders of Common Equity.

As of March 5, 2002, there were approximately 3,237 shareholders of record of the Registrant's common stock.

Dividend Information.

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

In connection with the disposition of Modular Buildings, Ltd.
subsidiary, the Company declared and distributed as a dividend
28,500,000 Global Diversified Holdings, Inc. restricted common stock to Company shareholders of record as of December 11, 2001.

TRANSFER AGENT

The Company has designated ChaseMellon, Overpeck Centre, 85 Challenger Road, Ridgefield Park, NJ 07660 as its transfer agent for the common stock.

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

Also, on June 8, 2000 the Registrant entered into a $2,000,000 equity line of credit agreement with an institutional investor, GMF Holdings, arranged through the placing agent, (May Davis Group, Inc.). This line of credit is structured whereby the Registrant can request advances from the investor in exchange for 4% debentures that are then convertible into the Registrant's common stock at an exchange rate equal to 80% of the average closing bid price (as reported by Bloomberg) of the Registrant's common stock for any four
(4) of the five (5) trading days immediately preceding the date of conversion.

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

As of December 31, 2001, all of these debentures had been converted into common stock of the Registrant under this Form SB-2 in the amount of shares. In addition, as of that date, total draws in the amount of have been taken under the line of credit, resulting in the issuance of shares of common stock under this Form SB-2. The expenses involved with this offering to date have been approximately (which includes a 10% commission payable on the draws under the line of credit, payable to May Davis Group, Inc.). The net cash proceeds from this offering (gross proceeds of less offering expenses) have been used for working capital for the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

General.

Since its inception in Nevada in 1992, under the name Rhodes, Wolters & Associates, Inc., the Registrant has undergone a succession of developmental changes, ultimately bringing it to focus on its current operations carried out by two of its wholly owned subsidiaries. The marketing of a school bus safety restraint device known as the SAFE-T-BAR(tm) and the bus vehicle guard, SAFE-T-GAR(tm) through the subsidiary, Majestic Safe-T-Products, Ltd. The second subsidiary, Majestic Financial, Ltd., has limited operations.

With the placement of its first single unit operational lease, Majestic Financial, Ltd. began operations in December of 1998. Its primary mission is to supply modular classrooms for lease to school districts. This is accomplished by directly providing modular classrooms for lease, or, through the acquisition of existing leased fleets from small to medium size entities. The focus is to establish an asset base that will continuously provide a turnover of revenue from the renewal of existing leases. In 2000 Majestic Financial, Ltd., sold its lease fleet substantially reducing its operations.

The SAFE-T-BAR(tm) school bus safety restraint has been designed to fulfill a critical need in the area of school bus safety. Majestic Safe-T-Products, Ltd.'s development of a safety restraint device similar to lap bars found on roller coaster rides was designed to provide an effective passive restraint system for school buses. The SAFE-T-BAR(tm) as the device is known, has passed a battery of computerized, sled, and federal testing requirements. The passive application of the device while in a 'down' position provides student riders an increased measure of security not found in conventional seat belts which have proven expensive to install, easily vandalized, and, not always utilized by the student rider. Currently, Majestic Safe-T-Products, Ltd., is aggressively marketing the SAFE-T-BAR(tm) throughout the United States with emphasis being placed on the states with existing and pending legislation requiring safety restraints for school buses. A test program with a school bus retrofitted with the SAFE-T-BAR(tm) in Oceanside, California has resulted in successful utilization of a pilot program.

Further, as a development stage company, purchasers of the Registrant's securities are subject to the risk that the Registrant will be unable to continue as a going concern.

Results Of Operations.

(a) Net Sales.

As a result of the disposition of the Registrant's modular building business operating segment in December 2001, all 2001 and 2000 revenues and other operating activities related to this segment, have been classified as discontinued operations. The Registrant's leasing and transportation business segments did not recognize any revenues from operations during the years ended December 31, 2001 and 2000.

(b) Cost of Sales.

As a result of the disposition of the Registrant's modular building business operating segment in December 2001, all 2001 and 2000 costs and other operating activities related to this segment, have been classified as discontinued operations. The Registrant's leasing and transportation business segments did not recognize any costs of sales during the years ended December 31, 2001 and 2000.

(c) Research and Development.

Research and development expenses in 2001 totaled$79,171 as compared to $36,245 incurred during the year ended December 31, 2000. Research and development expenses increased primarily as a result of additional personnel and related costs. The Registrant's transportation division continues to be the only division with research and development expenses associated with the continual development of the SAFE-T-BAR(tm) and SAFE-T-GARD(tm).

(d) Selling and Marketing.

Selling and marketing expenses incurred during the year ended
December 31, 2001 $287,230 compared to selling and marketing expenses in 2000 of $46,796. The increase was a result of corporate selling and marketing expenses with an emphasis being placed in expanding the marketing of the Registrant's transportation products in 2001.

(e) General and Administrative.

The Registrant's general and administrative expenses totaled, $1,132,069 in 2001, compared to, $3,929,671, in 2000. A substantial portion of general and administrative expenses, thirty-six percent or $410,255 was paid in shares of the Registrant's common stock for management, legal, and public relations and investment advice. Salary expenses made up another twenty-four percent, $276,471, of total general expenses. The remaining balance of general expenses, $445,343 consisted of costs of insurance coverage, legal and professional fees, licensing fees in connection to the SAFE-T-BAR(tm) and SAFE-T-GARD(tm), and other general corporate overhead expenses.

Liquidity and Capital Resources.

As of December 31, 2001, the Registrant had a working capital deficit of $722,177 compared to a deficit of $1,449,523 at December 31, 2000, an increase in working capital of $727,346. The increase in working capital arises primarily from the disposition of the Registrant's modular manufacturing business segment in December 2001.. As a result of the Registrant's operating losses during the year 2001, the Registrant generated cash flow deficits of $1,446,547 from operating activities.

The Registrant met its cash requirements during the year 2001 by drawing on a debenture line of credit of $2,000,000 and obtaining a $520,000 four-percent convertible debenture. The convertible debenture holder received an interest rate of four-percent annually on the outstanding debenture face amount with the debenture due in 2005. The Registrant netted $ 406,124 in proceeds after $25,000 in legal fees and $52,000 in placement fees . The funds were used for general working capital purposes. The Registrant activated a $2,000,000 equity line of credit, a second part of this funding, that is also to be backed by four-percent convertible debentures. The line of credit is structured whereby the Registrant can request advances from the investor in exchange for four-percent convertible debentures that are convertible into the Registrant's common stock. The exchange rate for this conversion will be equal to eighty-percent of the average closing bid price for any four of the five trading days immediately preceding the date of conversion. During 2001, the Registrant repaid approximately $1,929,399 in previously borrowed funds with through the issuance of 102,160,340 shares of the Company's common stock.

While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned, the Registrant has obtained financing in the form of equity in order to provide the necessary working capital. The Registrant currently has no other commitments for financing. There are no assurances the Registrant will be successful in raising the funds required.

The Registrant has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant. During the year ended December 31, 2001, the Registrant issued 4,450,000 shares of common stock to satisfy $163,091 of previously incurred debt and 19,385,625 shares of common stock for services rendered.

The independent auditors report on the Registrant's December 31, 2001 financial statements included in this From states that the Registrant's working capital deficiency and shareholder's deficit raise substantial doubts about the Registrant's ability to continue as a going concern.

New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for
(a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, Business
Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible
Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.
The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December
31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Registrant has or expects to have assets and operations; competitive and other factors affecting the Registrant's operations, markets, products and services; those risks associated with the Registrant's ability to maintain the exclusive right and license to use the patent/patent-pending owned by Adrian Corbett; those risks associated with the Registrant's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks related to the outcome of Cal-American's Chapter 11 bankruptcy; associated costs arising out of the Registrant's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Registrant with the Securities and Exchange Commission. Many of these factors are beyond the Registrant's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Registrant does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Registrant with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Part IV.

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

Francis A. Zubrowski, Chief Executive Officer/Secretary/Treasurer/Director

Mr. Zubrowski, age 66, has over 40 years of senior management experience and has served as a managing director of The Owen Stringfellow Ltd., a Baltimore based consulting firm with offices in New York, Connecticut and Massachusetts. Owen Stringfellow provides services in relation to mergers and acquisitions, debt restructuring, public offerings and turn-around situations. Prior to joining Owen Stringfellow, Mr. Zubrowski was Chairman and Chief Executive Officer of Consolidated Industries, a New England based group in the chemical manufacturing and heavy equipment industries. He has also worked with Bethlehem Steel, U.S. Steel and Union Carbide operating mining and transportation companies. He represented Kaiser-Roth Industries on the New York Stock Exchange. Mr. Zubrowski holds a Bachelors degree in Theology from Fordham University and a Masters in Business Administration from New York University.

Steven D. Rosenthal, President/Chief Operating Officer/Director

Mr. Rosenthal, age 49 became Chief Operating Officer of the Registrant on September 1, 2000 and President of the Registrant on January l, 2001. He reports directly to Mr. Francis Zubrowski, Majestic's Chief Executive Officer, and will oversee day-to-day non-financial business operations of Majestic Safe-T-Products division. In addition to Mr. Rosenthal's duties at the parent company, his appointed position as President of the Registrant's Safe-T-Products division puts him in charge of managing all aspects of the ongoing; marketing, distribution, and manufacturing efforts on behalf of the Registrant's innovative SAFE-T-BAR(tm) school bus passenger restraint system. Mr. Rosenthal received a Doctorate degree in Education from Nova Southeastern University, and has over 20 years of upper level management experience. His unique combination of private industry management experience and direct involvement in the academic sector make him ideally suited to provide the Registrant with excellent managerial insight given the Registrant's present mix of educationally related products.

Paul S. Hewitt, Director

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

(b)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file. Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2000 and subsequently, the Registrant is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer. No executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001 and prior.


                    Summary Compensation Table




                                          Summary Compensation Table

                           Annual compensation                      Long-term
Compensation
                                                                 Awards
Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying
LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)
options/SARs    payouts compensation
                (1)                         (2)
                          ($)     ($)       ($)             ($)           (#)
($)       ($)

Francis A.     2001        0       0       0                 0         0
0        0
Zubrowski      2000        0       0    990,000              0         0
0        0
               1999  180,000       0       0                 0         0
0        0



(1) The information set forth relative to periods prior to the consummation of the merger of the Majestic Companies, Ltd., a Delaware corporation, into SKYTEX International in December, 1998, represents sums pai d to Mr. Zubrowski by The Majestic Companies, Ltd., a Delaware corporation and prior to March, 1998 by Majestic Motor Car Company.

(2) This compensation consists of the issuance of 9,000,000 shares of common stock in exchange for the cancellation of the employment agreement between Mr. Zubrowski and the Registrant (see below), valued at $0.11 per share.

     Individual Option/SAR Grants In Fiscal Year Ended December 31, 2001.


Name                       Number of securities           Percent of total
Exercise     Expiration
                           underlying options/SARs        options/SARs
or base         date
                                granted (#)               granted to
price (S/SH)
                                                          employees in
                                                          fiscal year (1)
Francis A. Zubrowski, CEO
0

$0.20 per share July 3, 2010


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

In 2000 the Registrant and Mr. Zubrowski have determined to cancel this contract. In consideration of this cancellation and the new agreement, the Registrant agreed to issue to Mr. Zubrowski a total of 9,000,000 shares of common stock, all of which were registered under a Form SB-2.

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to Mr. Zubrowski in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2001 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to Mr. Zubrowski since there no existing plan as of December 31, 2001 which provides for such payment, except for an employee stock option plan. As of December 31, 2001 , the Registrant had granted options to employees under this option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 1, (issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:


Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership(2)

Common Stock     Francis A. Zubrowski              9,375,000(3)          4.07%
                 8880 Rio San Diego Road
                 8th Floor
                 San Diego, CA 92108

Common Stock     Steven D. Rosenthal              12,500,000 (4)         5.43%
                 8880 Rio San Diego Road
                 8th Floor
                 San Diego, CA 92108

Common Stock     Connie White-Castellanos            393,790 (5)         0.17%
                 8880 Rio San Diego Road
                 8th Floor
                 San Diego, CA 92108

Common Stock     Paul S. Hewitt                         0                0.00%
                 8880 Rio San Diego Road
                 8th Floor
                 San Diego, CA 92108

Common Stock     Shares of all directors and     22,268,790 (6)          9.67%
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

(3) Included within this amount are the following: (a) options granted on June 1, 1997 for the purchase of 250,000 shares of common stock, exercisable at $0.50 per share until June 1, 2007; and (b) options granted on June 27, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 1,500,000 shares of common stock, exercisable at $0.20 per share until June 27, 2010; and (c) shares issued subsequent to a liquidation of debt owed the individual in the amount of $75,000 in 2002.

(4) Included within this amount are: (a) options granted on July 3, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 450,000 shares of common stock, exercisable at $0.20 per share until July 3, 2010., and; (b) 12,050,000 shares issued to the individual in 2002.

(5) Included within this amount are options granted on June 27, 2000 under the Registrant's Employee Stock Option Plan for the purchase of 200,000 shares of common stock, exercisable at $0.20 per share until June 27, 2010.

(6) Included within this amount are options for the purchase of 1,995,000 shares of common stock, as detailed in footnotes (3) through (5) above.

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

(c) In 1999, the Registrant's President and Chief Executive Officer and his spouse advanced funds in the form of unsecured notes to the Registrant for working capital purposes. As of December 31, 2001 and 2000, the amounts due the Registrant's President and Chief Executive Officer and his spouse were $249,961and $373,593, respectively.

(d) In 1999, a company whose shareholders include officers of the Registrant, advanced funds in the form of an unsecured note to the Registrant for working capital purposes. As of December 31, 2001 and 2000, the amount due the Registrant were $7,000 and $7,000, respectively. No formal repayment terms or arrangements exist.

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

                                  PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Index to Financial Statements and Schedules                             Page

Report of Independent Accountants                                      36-37

Balance Sheets of the Registrant as
of December 31, 2001                                                   37-38

Consolidated Statements of Operations for the year ended
December 31, 2001 and the year ended December 31, 2000                 38-39

Consolidated Statements of Shareholders' Equity for the year
ended December 31, 2001 and the year ended December 31, 2001           40-41

Consolidated Statements of Cash Flows for the year ended
December 31, 2001 and the year ended December 31, 2000                 42-43

Notes to Financial Statements                                             44

Reports on Form 8-K.

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The Majestic Companies, Ltd.

Dated: March 13, 2002                        By: /s/ Francis A. Zubrowski
                                             Francis A. Zubrowski,
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                                 Date

/s/ Francis A. Zubrowski      Chief Executive                 March 13, 2002
Francis A. Zubrowski          Officer/Treasurer (principal
                              financial and accounting
                              officer)/Director

/s/ Steven D. Rosenthal       President/Chief Operating       March 13, 2002
Steven D. Rosenthal           Officer/Director

/s/ Paul S. Hewitt            Director                        March 13, 2002
Paul S. Hewitt

                                        EX-11

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                         FINANCIAL STATEMENTS AND SCHEDULES

                              DECEMBER 31, 2001 AND 2000

                            FORMING A PART OF ANNUAL REPORT
                   PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                               THE MAJESTIC COMPANIES, LTD.

Index to Financial Statements                                           Page

Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheet at December 31, 2001                          F-3

Consolidated Statements of Losses for the years
ended December 31, 2001 and 2000                                         F-4

Consolidated Statements of Deficiency in
Stockholders' Equity for
the years ended December 31, 2001 and 2000                               F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 2001 and 2000                                   F-6

Notes to Consolidated Financial Statements                            F-7-19

                                  STEFANOU & COMPANY, LLP
                                CERTIFIED PUBLIC ACCOUNTANTS
                                      1360 Beverly Road
                                         Suite 305
                                    McLean, VA  22101-3621
                                         703-448-9200
                                       703-448-3515 (fax)
                                                             Philadelphia, PA

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
The Majestic Companies, Ltd.
San Diego, California

     We have audited the accompanying consolidated balance sheet of The Majestic Companies, Ltd. and subsidiaries as of December 31, 2001 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Majestic Companies, Ltd. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the two years ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McLean, Virginia                             /s/ Stefanou & Company, LLP
February 14, 2002                            Stefanou & Company, LLP
                                             Certified Public Accountants

                            THE MAJESTIC COMPANIES, LTD.
                             CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2001

                                        ASSETS

Current Assets:
Cash and Equivalents                                            $       876
Other Receivables (Note B)                                          427,500
Deposits and Other Prepaid Expenses                                   7,645
  Total Current Assets                                              436,021

Property and Equipment                                               87,503
Less: Accumulated Depreciation                                       34,218
  Net Property and Equipment                                         53,285

Other Assets
 Intangible assets, net of amortization (Note D)                     65,928
 Other (Note B)                                                     150,000

                                                                    215,928

                                                                    705,234

               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities                            466,247
Dividend Payable (Note B)                                           427,500
Current Maturities of Long Term Debt  (Note C)                      264,451
  Total Current Liabilities                                       1,158,198

Long Term Debt, Less current maturities (Note C)                    221,837

Commitments and contingencies (Note J)

Deficiency in Stockholder's Equity:  (Note F)
Convertible Preferred Stock, Par Value,
$ .01 per share 2,000,000 shares authorized;
none issued at December 31, 2001                                         -
Series A Preferred Stock, Par Value,
$.001 per share; 10,000,000 shares authorized;
none issued at December 31, 2001                                         -
Common Stock, Par Value, $ .001
per share: 400,000,000 shares
authorized, 203,044,302 shares
issued at December 31, 2001                                        203,044
Additional Paid in Capital                                      13,019,088
Accumulated Deficit                                            (13,896,933)
   Total deficiency in stockholders' equity                       (674,801)

                                                                   705,234

          See accompanying notes to consolidated financial statements

                           THE MAJESTIC COMPANIES, LTD.
                        CONSOLIDATED STATEMENTS OF LOSSES
                  FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                                                       2001            2000

Revenues:
Sales                                                  $       -     $       -
Cost of Goods Sold                                             -             -
Gross Profit (loss)                                            -             -

Operating Expenses:
Research and Development                                  79,171        36,245
Sales & Marketing                                        287,230        46,796
General and Administrative                             1,132,069     3,929,671
Interest Expense                                         149,301        60,556
Depreciation and Amortization                             21,452        25,510
  Total Operating Costs                                1,669,223     4,098,778

Interest Income                                            1,246         2,203
Other Income (Expenses)                                   40,150      (111,937)
Loss on Disposal of Assets                                (6,371)            -

(Loss) from Continuing Operations before Income
Taxes and Discontinued Operations                     (1,634,198)   (4,208,512)

Income (taxes) Benefit                                         -             -
(Loss) from Continuing Operations, before
Discontinued Operations                               (1,634,198)   (4,208,512)

Gain from Disposal of
Discontinued Operations (Note B)                       1,866,577             -

Loss from Discontinued Operations (Note B)            (1,051,344)   (1,607,381)

Net Loss                                                (818,965)   (5,815,893)

Income (loss) per common share (basic and
assuming dilution) Note H                                  (0.01)        (0.14)
Continuing Operations                                      (0.01)        (0.10)
Discontinued Operations                                     0.01         (0.04)

Weighted average shares outstanding                  150,980,440    42,085,442

           See accompanying notes to consolidated financial statements

                            THE MAJESTIC COMPANIES, LTD.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 2001 AND 2000


                               Common     Stock     Additional
                               Shares     Amount    Paid In            Stock
Accumulated
                                                    Capital        Subscriptions
Deficit      Total

Balance at December 31 1999    26,834,070  26,834   5,573,165                  -
(6,834,574) (1,234,575)

Common Stock issued in exchange
for debt                        6,235,000   6,235   1,325,345                  -
-   1,331,580

Common Stock issued in exchange
for services                   19,622,000  19,622   2,809,499                  -
-   2,829,121

Common stock issued through a
private placement               7,550,000   7,550     288,950                  -
-     296,500

Common stock issued for the
conversion of debentures       15,173,934  15,174     607,512                  -
-     622,686

Stock subscription                      -       -           -
(51,000)           -     (51,000)

Net Loss                                -       -           -                  -
(5,815,893) (5,815,893)

Balance at December 31 2000    75,415,004  75,415  10,604,471
(51,000)  (12,650,467)(2,021,581)

Common Stock issued in exchange
for debt                        4,450,000   4,450     158,641                  -
-    163,091

Common Stock issued in exchange
for services                   19,385,625  19,386     390,869                  -
-    410,255

Common stock issued for the
conversion of debentures      102,160,340 102,160   1,827,239                  -
-  1,929,399

Common stock issued for
investment                      1,633,333   1,633      37,867                  -
-     39,500

Common stock subscription
receivable                              -       -           -             51,000
-     51,000
Distribution of Global
Diversified Holdings, Inc.
common shares as dividend (Note B)      -       -           -                  -
(427,500)  (427,500)

Net Loss                                -       -           -                  -
(818,965)  (818,965)

Balance at December 31 2001   203,044,302 203,044  13,019,088                  -
(13,896,933)  (674,801)



                  See accompanying notes to consolidated financial statement

                             THE MAJESTIC COMPANIES, LTD.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 2001 and 2000

                                                      2001          2000

Cash Flows from Operating Activities
Net Loss for the Period from continuing
operations                                          $(1,634,198) $(4,208,512)
Net Loss for the Period from
discontinued operations                              (1,051,344)  (1,607,381)
Adjustments to Reconcile Net (Loss) to (Loss) to
Net Cash Provided by Operating Activities:
Gain on Business Divestiture                          1,866,577            -
Common Stock Issued in Connection with
Services Rendered                                       410,255    2,829,121
Common Stock Issued in Connection with
Exchange of Debt                                        163,091    1,331,580
Provision for Doubtful Accounts                          51,000      143,976

Depreciation and amortization                            21,452       88,279
Loss from disposal of assets                              6,371
(Increase) Decrease in:
Accounts Receivable                                       1,832       16,350
Prepaid Expenses and Other                             (418,510)    (112,166)
Inventory                                               732,036     (232,461)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses, net             (842,584)     109,777
Customer Deposits                                      (752,525)     466,350

Net Cash (used) by Operating Activities              (1,446,547)  (1,175,087)

Cash Flows Used in Investing Activities:
Capital Expenditures, Net of Disposals                  (12,864)           -

Net Cash Used in Investing Activities                   (12,864)           -
Cash Flows Used in Financing Activities:
Proceeds from Sale of Common Stock, Net
of Costs                                                      -      245,500
Proceeds from Loans and Convertible Debentures        1,506,824    1,095,500

Repayments of Loans, net                                (83,225)    (134,195)

Net Cash, Provided  by Financing Activities           1,423,599    1,206,805

Net (Decrease) Increase in Cash and Equivalents         (35,812)      31,718
Cash and Equivalents at Beginning of Year                36,688        4,970
Cash and Equivalents at End of Year                         876       36,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                 19,841      106,441
Common stock issued for services                        410,255    1,331,580

NONCASH FINANCING ACTIVITIES
Issuance of common stock for investment                  39,500            -
Issuance of common stock in exchange for debt           163,091            -
Common stock subscription receivable                          -       51,000
Convertible debentures exchanged for common stock 1,929,400 622,686 Distribution of Global Diversified
Holdings, Inc. common shares payable to
shareholders as dividends                               427,500            -

           See accompanying notes to consolidated financial statements

                           THE MAJESTIC COMPANIES, LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Majestic Companies, Ltd. (the "Company") is incorporated under the laws of the state of Nevada. The Company is in the business of developing and marketing a proprietary passenger restraint system for the school bus industry. The Company is also engaged in the origination and servicing of new modular building leases. This activity is conducted primarily in the state of California. All of the leases which the Company enters into are accounted for as operating leases.

On December 11, 2001, the Company sold its wholly-owned subsidiary, Majestic Modular Buildings, Ltd. ("Modular") to Global Diversified Holdings, Inc, formerly Global Foods Online, Inc. ("Global") through an Agreement and Plan of Exchange ("Agreement"). The Modular business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Majestic Modular
Buildings, Ltd. (see Note B), Majestic Safe-T-Products, Ltd.
(formerly Majestic Transportation Products, Ltd.), Majestic
Financial, Ltd., and North American Industrial Vehicles, Inc. (an inactive corporation) Significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company follows a policy of recognizing revenue from leasing modular buildings as operating leases, and recognizing sales of proprietary passenger restraint system at the time of shipment.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2001 and 2000, advertising costs were $287,230 and $46,796, respectively.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment and 15 years for building and improvements). The straight-line method of depreciation is also used for tax purposes.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of patents, trademarks, and licensing agreements to build transportation equipment and organization costs, which are amortized using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Research and Development

Company-sponsored research and development costs related to both present and future products are expended in the year incurred. Total expenditures on research and product development for 2001 and 2000 were $79,171 and $36,245, respectively.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $51,000 at December 31, 2001.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $1,634,198 from continuing operations during the year ended December 31, 2001 and $4,208,512, during the year ended December 31, 2000. The Company's current liabilities exceeded its current assets by $722,177 as of December 31, 2001.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

New Accounting Pronouncements

In March, 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Option No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective June 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

NOTE  B - DISCONTINUED OPERATIONS

On December 11, 2001, the Company sold its wholly owned subsidiary,
Majestic Modular   Buildings, Ltd. ("Modular") to Global Diversified
Holdings, Inc, formerly Global Foods Online, Inc. ("Global") through an Agreement and Plan of Exchange ("Agreement"). Majestic Modular develops, manufactures and markets re-locatable modular classrooms, offices, office buildings, telephone equipment bunkers and modular structures.

In connection with the disposition of Modular, Global acquired all Modular assets, assumed all Modular liabilities and agreed to issue the Company a total of 33,500,000 shares of its restricted common stock valued at $577,500. Subsequent to the date of the financial statements, the Company received the 33,500,000 shares from Global and plans to distribute 28,500,000 Global shares to its shareholders as a dividend. The Company set a record date of December 11, 2001 in connection with this distribution. The remaining 5,000,000 shares of Global are held in escrow whereby Global has the option to redeem the shares from the Company in full, or in part, within one year of issuance in exchange for $150,000.

As a result of the sale of the Majestic Modular business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the year ended December 31, 2001 and 2000 were:

                                                       2001        2000

Revenues                                         $    874,961   $ 2,389,095
Expenses                                           (1,926,305)   (3,996,476)
Net (loss)                                         (1,051,344)   (1,607,381)

The following summarizes the gain on the disposition of the Majestic Modular business segment:

Global common stock                           $    577,500
Debts assumed                                    2,135,410
Net assets disposed of                            (846,333)
Net gain on disposal                             1,866,577

NOTE C - LONG-TERM DEBT

Long-term debt at December 31, 2001 consists of the following:

Note payable in monthly installments of $5,000, including
interest at 12% per annum, unsecured; payable to
related party and secured third party collateral
(See Note I)                                                      $ 131,012

Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable, inventory and equipment; the Company
is in default under the terms of the note.                           25,000

Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable, inventory and equipment; the Company
is in default under the terms of the note.                           50,000

Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable, inventory and equipment; the Company
is in default under the terms of the note.                           50,000

Note payable in monthly installments of interest
only at 10% per annum, secured by accounts
receivable , inventory and equipment ; the
Company is in default under the terms of the note.                  100,000

Note payable in monthly installments of $1,276,
interest only at 10% per annum, secured by
accounts receivable, inventory and equipment                          4,327

Note payable to related party at 0% per annum;
unsecured (See Note I)                                                7,000

Note payable to officer at 12% per annum;
unsecured (See Note I)                                              118,949

Total                                                               486,288

Less: current portion                                               264,451

                                                                  $ 221,837

Aggregate maturities of long-term debt as of December 31, 2001 are as follows:

             Year           Amount

             2002           264,451
             2003            55,459
             2004            55,459
             2005            55,459
         2006 and after      55,460
                            486,288

NOTE D - INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31, 2001 are summarized as follows:

        Trademarks                        $   18,175
        Safe-T-Guard License                  50,625
        Patent                                 8,753
        Less:  accumulated amortization      (11,625)
        Intangible assets, net                65,928

NOTE E - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


                                Options  Outstanding          Options
Exercisable

                                     Weighted         Weighted
Weighted
                                     Average          Average
Average
                      Number         Contractual      Exercise     Number
Exercise
Exercise prices:      Outstanding    Life (Years)     Price        Exercisable
Price

$    0.50                 250,000             10          0.50         250,000
0.50
     0.20               1,800,000             10          0.20       1,800,000
0.20
                        2,050,000                                    2,050,000



Transactions involving options issued to employees are summarized as follows:

                                                        Number       Weighted
                                                       Of Shares      Average
                                                                     Exercise
                                                                      Price

Outstanding at January 1, 2000                           250,000          .50
Granted                                                2,700,000          .20
Exercised                                               (800,000)         .20
Cancelled                                                      -            -
Outstanding at December 31, 2000                       2,150,000          .24
Granted                                                        -            -
Exercised                                                      -            -
Cancelled                                               (100,000)         .20
Outstanding at December 31, 2001                       2,050,000          .24

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2001 and 2000 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                            2001        2000

Weighted average grant date fair value per share:           $   0.03   $ 0.17
Significant assumptions (weighted-average):
 Risk-free interest rate at grant date                          3.89%   6.24%
 Expected stock price volatility                               21%     13 %
 Expected dividend payout                                          -       -
 Expected option life-years (a)                                   10      10
 (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(818,965) and $(0.01) in 2001 and $(5,940,813) and $(0.14) in 2000,
respectively.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $.01 per share. On November 23, 2001 the Company's
Board of Directors approved an increase in the Company's authorized common Stock from 200,000,000 to 4000,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. The Series A Preferred Stock has conversion rights at a ratio of five common for one Preferred share. As of December 31, 2001, the Company has issued and outstanding 203,044,302 shares of common stock. There are no preferred shares outstanding at December 31, 2001.

In 2000, the Company issued a total of 7,550,000 shares of common stock in exchange for $296,500 net of costs and fees. The Company issued 19,622,000 shares of common stock to consultants and employees for $2,829,121 of services rendered during 2000. The shares issued to the consultants and employees were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In addition, the Company issued 6,235,000 shares of common stock in exchange for $ 1,331,580 of previously incurred debt.

In 2000, holders of the Company's 4% Convertible Debentures converted Debentures into 4,637,459 shares of the Company's common stock at an average conversion rate of 19,207 shares per $1,000 principal amount of Debentures (equivalent to a conversion price of approximately $.05).

In 2000, holders of the Company's Line of Credit exchangeable into 4% Convertible Debentures converted underlying Debentures into 10,536,475 shares of the Company's common stock at an average conversion rate of 27,654 shares per $1,000 principal amount of debentures (equivalent to a conversion price of approximately $.036 per share).

In 2001, the Company issued 19,385,625 shares of common stock to consultants and employees for $410,255 of services rendered during 2001. The shares issued to the consultants and employees were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In addition, the Company issued 4,450,000 shares of common stock in exchange for $163,091 of previously incurred debt and 1,633,333 shares for $39,500 of investment. The Company determined the value of the investment was impaired and recorded a $39,500 charge to operations in 2001.

In 2001, holders of the Company's 4% Convertible Debentures converted Debentures into 21,568,710 shares of the Company's common stock at an average conversion rate of 68,822 shares per $1,000 principal amount of Debentures (equivalent to a conversion price of approximately $.015).

In 2001, holders of the Company's Line of Credit exchangeable into 4% Convertible Debentures converted underlying Debentures into 80,591,630 shares of the Company's common stock at an average conversion rate of 49,871 shares per $1,000 principal amount of debentures (equivalent to a conversion price of approximately $.02 per share).

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE G - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $13,900,000, which expire through 2021. The future utilization of the operating loss carryforwards or the time period in which the carryforwards could be utilized could be limited if certain historical stockholders of Majestic sell their shares within two years of the purchase of Skytex. The deferred tax asset related to the carryforward is approximately $4,700,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2001 are as follows:

          Non Current:

          Net operating loss carryforward           $ 4,700,000

          Valuation allowance                        (4,700,000)

          Net deferred tax asset                    $         -

NOTE H - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                        2001        2000

Net loss available for common shareholders             $ (818,965) $(5,815,893)
Basic and fully diluted loss per share                       (.01)        (.14)
   Continuing operations                                     (.01)        (.10)
   Discontinued operations                                    .01         (.04)
Weighted average common shares outstanding            150,980,440   42,085,442

NOTE I - RELATED PARTY TRANSACTIONS

In 1999, the Company's President and Chief Executive Officer and his spouse advanced funds in the form of unsecured notes to the Company for working capital purposes. As of December 31, 2001 the amount due the Company's President and Chief Executive Officer and his spouse is $249,961 (Note C).

In 1999, a company whose shareholders include officers of the Company, advanced funds in the form of an unsecured note to the Company for working capital purposes. As of December 31, 2001 an amount of $7,000 was due the company. No formal repayment terms or arrangements exist (Note C).

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

Lease Commitments

The Company leases office and warehouse space on a year-to-year basis in San Diego, California for its corporate offices. The Company is also guarantor of a leased warehouse and plant facilities utilized by its former subsidiary, Majestic Modular Buildings, Ltd., in Modesto, California. Commitments for minimum rentals under non-cancelable leases at the end of 2001 are as follows:

                         2002        $   181,000
                         2003             62,000

                                     $   243,000

License and Royalty Agreements

The Company entered into a licensing and royalty agreement in 1998 which allows the Company to use certain patent rights in the passive restraint products the Company is currently developing. The licensing agreement requires royalty payments ranging from 2% to 4% of specified product sales. Subsequent to the date of the financial statements, the patent holder agreed to waive receipt of the minimum royalty payments of $50,000 for the period of February 20, 2001 through February 19, 2002. The patent holder also agreed to waive the minimum royalty payments beyond the date of February 20, 2002, as long as he remains an employee of the Company. For the years ended December 31, 2001 and 2000, royalty payments charged to expense were $30,000 and $50,000, respectively.

Litigation

In July 2000, the Clovis Unified School District filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Stanislaus County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In January 2001, the Eastside Union School District filed complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Stanislaus County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In May 2001, Amelco Construction filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in San Diego County Superior Court . The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In February 2001, Frontier Pacific Insurance Company filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Santa Ana County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In May 2001, NBG Enterprises filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In August 2001, Transportation Alternatives filed a complaint against the Company in San Diego County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In March 2001, Roger Wong filed a complaint against the Company in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In October 2001, West Bay Builders filed a complaint against the Company and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. in Contra Cost County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

In September 2001, the Company and the Bankruptcy Trustee assigned to the bankruptcy of Cal-American, reached a settlement with regards to royalties due Cal-American under a licensing agreement between the Company's former subsidiary, Majestic Modular Buldings, Ltd., and Cal-American. Under the settlement, the Company agreed to pay the Trustee an amount equal to $200,000. As of December 31, 2001, the balance due the Plaintiff was $175,000 and is included in the accounts payable at December 31, 2001.

In January 2002, Hyster Sales Company received a judgment against the
Company in connection with a breach of contract. The amount of the judgment is $26,620 and is included in accounts payable at December 31, 2001.

In January 2002, Roy Meadows received a judgment against the Company in connection with a breach of contract. The amount of the judgment is $ 57,640 and is included in accounts payable at December 31, 2001.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE K - SEGMENT INFORMATION

After the transfer of Majestic Modular, the Company's current operations are classified into two reportable segments: Majestic Financial and Majestic Safe-T-Products. The Company's reportable segments are managed separately based on fundamental differences in their operations.

Majestic Financial originates and services modular building leases. Majestic Safe-T-Products is developing and marketing a proprietary passenger restraint system for the school bus industry. While Majestic Safe-T-Products is in the development stage and has not reported sales from its inception, the Company believes its products will be sold to customers throughout North America.

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

                                                       2001        2000

Revenues Received from External Customers:
Majestic Financial                                   $       -    $    -
Majestic Safe-T-Products                                     -         -
    Total Revenue                                            -         -

Operating (Losses):
Majestic Financial                                      39,997      (122,082)
Majestic Safe-T-Products                              (313,572)     (243,989)
Corporate General and Administrative Expenses       (1,360,623)   (3,842,440)
   Total Segment Operating Losses                   (1,634,198)   (4,208,511)

                                           F-18
Segment Assets:
Majestic Financial                                           -
Majestic Safe-T-Products                               107,461
Corporate                                              597,772
    Total Segment Assets                               705,233

Capital Expenditures:
Majestic Financial                                           -
Majestic Safe-T-Products                                 6,200
Corporate                                                6,664
    Total Capital Expenditures                          12,864

Depreciation and Amortization:
Majestic Financial                                           -         9,181
Majestic Safe-T-Products                                17,402        10,735
Corporate                                                4,050         5,594
    Total Depreciation and Amortization                 21,452        25,510

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2001 and 2000, the Company incurred loses from continuing operations of $1,634,198 and $4,208,512 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

2.2 First Amendment to Agreement and Plan of Merger between Skytex International, Inc., and The Majestic Companies, Ltd., dated December 10 1998 (incorporated by reference to Exhibit 8.2 to the Form 10-SB/A filed on February 8, 2000).

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

10.3   License Agreement dated April 22, 1998, between
       Majestic Modular Buildings, Ltd., Steven D. Rosenthal, and
       Cal-American Building Company, Inc., dated April 22, 1998
       (incorporated by reference to Exhibit 6.8 to the Form 10-
       SB/A filed on February 8, 2000).

10.4   Real Property Lease between Majestic Modular
       Buildings, Ltd. and Berberian Farms, dated May 1, 1998
       (incorporated by reference to Exhibit 6.2 to the Form 10-
       SB/A filed on February 8, 2000).

10.5   Promissory Note payable from Skytex International,
       Inc. to Mei Wah Company, Inc., dated October 1, 1998
       (incorporated by reference to Exhibit 6.13 to the Form 10-
       SB/A filed on February 8, 2000).

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

10.10  Consulting Agreement between The Majestic Companies,
       Ltd. and Venture Consultants, LLC, dated May 28, 1999
       (incorporated by reference to Exhibit 6.14 to the Form 10-
       SB/A filed on February 8, 2000).

10.11  Equipment Lease between Majestic Modular Buildings,
       Ltd. and Saddleback Financial, dated August 10, 1999
      (incorporated by reference to Exhibit 6.3 to the Form 10-
       SB/A filed on February 8, 2000).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form SB-2 filed on July 24, 2000).

23.1   Consent of Independents Accountant.  (See Below).

24.1   Articles of Incorporation of North American Industrial Vehicles, Inc.

24.2   By-Laws of North American Industrial Vehicles, Inc.