Form 10QSB
period 2002-03-31
MAJESTIC COMPANIES LTD
filed 2002-05-15
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2002

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

     As of May 9, 2001, the Registrant had, 281,133,885 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2002                                             3

              CONSOLIDATED STATEMENTS OF LOSSES
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND 2001                                   4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND 2001                                   5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13

     ITEM 5.  OTHER INFORMATION                                        14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURE                                                              14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            THE MAJESTIC COMPANIES, LTD.
                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

ASSETS

                                                             March 31 2002

Current Assets:
  Cash and Equivalents                                       $    4,726
 Accounts Receivable-net of allowance                             1,190
 Deposits and Other Prepaid Expenses                              6,445
Total Current Assets                                             12,361

Property and Equipment                                           87,502
 Accumulated Depreciation                                       (40,082)
Net Property and Equipment                                       47,420

Other Assets
  Intangible Assets,  net of amortization                        68,451
  Other                                                         175,000
Net Other Assets                                                243,451

Total Assets                                                 $  303,232

            LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
 Current Maturities of Long Term Debt                           323,765
 Accounts Payable and Accrued Liabilities                       408,727
Total Current Liabilities                                       732,492

Long Term Debt, Less Current Maturities                          94,433

Deficiency in Stockholders' Equity:
Convertible Preferred Stock, Par Value,
$.001 per share 2,000,000 shares authorized; none
issued at March 31, 2002                                              -
Common Stock, Par Value $.001 per Share:
  400,000,000 shares authorized;
  263,769,000 issued at March 31,2002                            263,769
 Additional Paid-In Capital                                   13,596,581
Accumulated Deficit                                          (14,384,043)
Deficiency in Stockholders Equity                               (523,693)
Total Liabilities and Equity                                     303,232

        See Accompanying Notes to Unaudited Financial Statement

                            THE MAJESTIC COMPANIES
                      CONSOLIDATED STATEMENTS OF LOSSES
                                 (Unaudited)

                                                      Three Months Ended
                                                            March 31
                                                       2002        2001

Net Sales                                             $       -   $       -
Cost of Goods Sold                                            -           -
Gross Profit                                                  -           -

Research and Development                                 52,348      13,291
Sales and Marketing                                      10,557      39,846
General and Administrative                              601,247     418,224
Interest Expense                                          9,754      39,392
Depreciation & Amortization                               9,728       3,937
Total Operating Costs                                   683,634     514,690

Other Income(Expenses)                                  161,628           8

(Loss) from Continuing Operations before Income Taxes
and Discontinued Operations                            (522,006)   (514,682)

Income (Taxes) Benefit (Loss) from
Continuing Operations, before Discontinued
Operations                                                    -           -

Gain from Disposal of Discontinued Operations            25,002

(Loss) from Discontinued Operations                    (107,419)   (101,413)

Net Profit (Loss)                                      (604,423)   (616,095)

Income(Loss)Per Common Share (basic and assuming
dilution)                                                  0.00       (0.01)

Continuing Operations                                     (0.00)      (0.01)

Discontinued Operations                                   (0.00)      (0.00)

Weighted Average Common Shares Outstanding          227,042,008   96,846,141

            See Accompanying Notes to Unaudited Financial Statements

                           THE MAJESTIC COMPANIES, LTD.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        2002          2001

Increase (Decrease) in Cash and Equivalents
Cash Flows from Operating Activities:
Net Loss for the Period from Continuing
Operations                                              $ (522,004)  $(514,682)

Net Loss for the Period from Discontinued
Operations                                                (107,419)   (101,413)

Adjustments to Reconcile Net (Loss) to
Net Cash Provided By Operating Activities:
Common Stock Issued in Connection with
Services Rendered                                          496,102      93,500

Common Stock Issued in Exchange for Debt                         -     102,500
Depreciation and Amortization                                9,728      17,066
(Increase) Decrease in:
Accounts Receivables                                       426,310     (15,723)
Prepaid Expenses and Other                                   1,200     109,829
Inventory                                                        -       8,804
Increase(Decrease) in:
Accounts Payable and Accrued Expenses, net                 (57,520)   (150,389)
Other Payables                                            (427,500)     91,986
  Net Cash Used in Operating Activities                   (181,103)   (358,522)

Cash Flows from Investing Activities:
Capital Expenditures, Net of Disposals                           -      (2,687)

  Net Cash Used in Investing Activities                          -      (2,687)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock, Net
of Costs                                                         -           -
Proceeds from ESOP                                         187,502           -
Proceeds from Loans                                          5,000     470,230
Repayments of Loans, Net                                    (7,549)    (55,296)
Net Cash, Provided by Financing Activities                 184,953     414,934
Net Increase (Decrease) in Cash and Equivalents              3,850      53,724
Cash and Equivalents at Beginning of Year                      876      36,688
Cash and Equivalents at End of Year                          4,726      90,412

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest                       3,053           -
Common Stock Issued for Services                           496,102      93,500

Noncash Financing Activities:
Issuance of Common Stock In Exchange for Debt                    -     102,500
Common Stock Subscription Receivable                             -      20,000
Debentures Exchanged for Common Stock                            -     558,949

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 2001 Annual Report on Form 10-KSB.

Basis of Presentation

The consolidated financial statements include the accounts of the Registrant, and its wholly-owned subsidiary, Majestic Safe-T-
Products, Ltd. (formerly Majestic Transportation Products, Ltd.).
Significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

In December 2001, the Company completed the sale of its manufacturing segment, Majestic Modular Buildings, Ltd., to
Global Diversified Holdings, Inc. Financial statements, and related notes for all periods shown have been restated to reflect discontinuation of this operation within the Annual Report Form
10-KSB for December 31, 2001.

The Company sold Majestic Financial Ltd., to Alexander& Wade,
Inc. for consideration of $ 120,490, whereas Majestic will retain a 12/5% interest in Majestic Financial, which the Company will distribute as a dividend to shareholders within the next quarter (Exhibit 10.24).

The Majestic Financial, Ltd., segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting.
Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements for the period ending, March 31, 2002.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002.

The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No.
143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective

January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

     The Registrant is a holding company that operates a wholly-owned subsidiary involved in the development and marketing of a school bus safety devices, Safe-T-Bar(r) and Safe-T-Gardr. In addition, the subsidiary, Majestic Safe-T-Products, Ltd., is developing a medical glove dispensing device, Glove Box(r), and, a diesel filter emission system, Refilter(r). A complete description of the subsidiary is included in the Registrant's December 31, 2001 Annual Report on Form 10-KSB.

Results Of Operations.

     (a)  Three Months Ended March 31, 2002 and 2001.

     (1) Net Sales. There were no net sales for the three month period ending March 31, 2002 and March 31, 2001.

     (2) Cost of Sales. There were no cost of sales for the three month period ending March 31, 2002 and March 31, 2001.

     (3) Research and Development. Research and development expenses increased from $13,291 for the three month period ended March 31, 2001, to, $52,348, for the same period ended 2002.
This is reflected of the Registrant's focus on its transportation division after sale and discontinuation of its manufacturing and leasing divisions.

     (4) Selling and Marketing. Selling and marketing expenses decreased from $39,846 for the three month period ending March
31, 2001, to, $10,557 for the same period ended 2002.

     (5) General and Administrative. General and Administrative expenses increased from $418,224for the three month period ending March 31, 2001 to $601,247 for the same period in 2002. General and Administrative expenses consisted largely of corporate compensation, consulting and legal fees, $496,102, paid for in shares.

     (6) Other Expenses. Other expenses for depreciation increased to $9,728 for the period ending March 31, 2002, from $3,927 for the same period ending in 2001. Interest expenses decreased from $39,392 in 2001 to $9,754 for the same period ending March 31, 2002.

Liquidity And Capital Resources.

     As of March 31, 2002, the Registrant had a working capital deficit of $720,131 compared to a deficit of $722,177 at December 31, 2001, a slight increase in working capital of $2,046. As a result of the Registrant's operating losses during the for the three month period ended March 31, 2002, the Registrant generated cash flow deficits of $181,103 from operating activities.
The Registrant met its cash requirements during the period by issuing shares to consultants and compensating staff through an authorized Employee Stock Option Plan (ESOP). Funds generated from the exercise of options through this plan provided $187,502 which was utilized for working capital.

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

     The Registrant has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant. During the three month period ended March 31, 2002, the Registrant issued 60,724,697 shares of common stock for services rendered and its authorized Employee
Stock OptionPlan(ESOP).

     The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     The Registrant had no sales of unregistered securities during the three month period ending March 31, 2002.

Use of Proceeds.

     Not Applicable.

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

     There were no submission of matters requiring a vote of security holders during the three month period ending March 31, 2002.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period covered in this Form 10-QSB.

     (b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Majestic Companies, Ltd.



Dated:  May 10, 2002                 By: /s/  Francis A. Zubrowski
                                     Francis A. Zubrowski, President

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

10.24 Stock Purchase Agreement, dated March 31, 2002, between the Registrant and Alexander Wade, Inc., for the purchase of Majestic Financial, Ltd.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form SB-2 filed on July
       24, 2000).

23.1   Consent of Independents Accountant

24. 1  Articles of Incorporation of, North American
       Industrial Vehicles, Inc.

24. 2  By-Laws of, North American Industrial Vehicles, Inc.