Form 10QSB
period 2002-06-30
MAJESTIC COMPANIES LTD
filed 2002-08-21
CIK 1083931

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO ____________


                      COMMISSION FILE NUMBER: 000-28083

                        THE MAJESTIC COMPANIES, LTD.
             Exact name of registrant as specified in its charter)


            Nevada                                      88-0293171
     (State or jurisdiction of incorporation       (I.R.S. Employer
     or   organization)                             Identification No.)



      602  Grapevine Hwy., Hurst, Texas                              76054
   (Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number: (817) 656-5366

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

As of August 19, 2002, the Registrant had, 13,330,257 shares of common stock issued and outstanding, and, 10,000,000 shares of Series A Preferred stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes          No    X.





                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  financial statements

CONSOLIDATED BALANCE SHEET AS OF
 JUNE 30, 2002................................................................3

CONSOLIDATED StatementS of losses FOR THE three months ENDED JUNE 30, 2002
AND 2001 AND SIX MONTHS ENDED JUNE 30, 2002 and 2001..........................4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002
and 2001......................................................................5

NOTES TO consolidated FINANCIAL STATEMENTS....................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................9

PART II - other information

  ITEM 1.  LEGAL PROCEEDINGS.................................................12

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................12

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................13

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS...............................................13

  ITEM 5.  OTHER INFORMATION.................................................14

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................14

SIGNATURE....................................................................14










PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           THE MAJESTIC COMPANIES, LTD.
                            BALANCE SHEET (Unaudited)


                                     June 30, 2002
 ASSETS

 Current Assets:
Cash and Equivalents                                 $       635

Deposits and Other Prepaid Expenses                        4,700


     Total Current Assets                                  5,335

Property and Equipment                                    25,384
Accum/Depreciation                                       (13,984)
     Net Property and Equipment                           11,400

Other Assets                                             150,000
                                                         150,000

                                                    $    166,735

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS EQUITY

Current Liabilities:
Current Maturities of Long Term Debt               $     265,311
Accounts Payable and Accrued Liabilities                 325,031


     Total Current Liabilities                           590,342

Long Term Debt, Less Current Maturities                  106,316

Deficiency in Stockholders' Equity:
Convertible Preferred Stock, Par Value,
$.001 per share 10,000,000 shares authorized;
none issued at June 30, 2002

Common Stock, Par Value $.001 per Share:
13,333,333 shares authorized; 10,223,190 shares
issued at June 30, 2002                                   10,223
Additional Paid-In Capital                            14,022,140
Accumulated Deficit                                  (14,562,287)
                                                        (529,924)
                                                    $    166,735

             See Accompanying Notes to Unaudited Financial Statement




4

                          THE MAJESTIC COMPANIES, LTD.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                               Three Months Ended           Six Months Ended
                                      June 30                    June 30

                               2002           2001       2002           2001


Net Sales                      $-             $-         $-             $-
Cost of Goods Sold
                                -              -          -              -

Gross Profit                    -              -          -              -

Sales and Marketing            2,985         62,191      13,200         88,046

General and Administrative   459,951        332,411   1,042,444        726,321

Depreciation & Amortization    1,106            983       2,211          1,966

Operating Loss              (464,042)      (395,585) (1,057,855)      (816,333)


Other Income                  (1,912)         22,935     158,525        22,943

Interest Expense               1,173          44,156       4,226        82,952

(Loss) Before Income Tax
and Discontinued Operations  (467,127)      (416,805)   (903,556)     (876,342)

Income Tax Expense               -               -          -             -

Net (Loss) before
Discontinued Operations  $   (467,127)     $ (416,805)   $(903,556)  $ (876,342)

Loss on Disposal of
Discontinued Operations       (60,991)                     (60,991)

Loss from Discontinued
Operations                   (191,572)       (420,000)    (181,676)    (565,079)
                             (252,563)       (420,000)    (242,667)    (565,079)

Net Loss                 $   (719,690)     $ (836,805) $(1,146,223) $(1,441,421)


Loss Per Common Share
(Basic and assuming dilution)  $(0.08)      $   (0.18)    $  (0.13)    $  (0.37)
Continuing Operations         $ (0.05)      $   (0.09)    $  (0.10)    $  (0.22)
Discontinued Operations       $ (0.03)      $   (0.09)    $  (0.03)    $  (0.14)

Weighted Average Common

Shares Outstanding          9,394,011        4,583,606    8,534,659    3,909,650



            See Accompanying Notes to Unaudited Financial Statements





                           THE MAJESTIC COMPANIES, LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                           2002            2001
Increase (Decrease) in Cash and Equivalents
Cash Flows from Operating Activities
Net Loss for the period from Continuing Operations      (903,556)    $ (876,342)
Net Loss for the period from Discontinued Operations    (242,667)      (565,079)


Net Cash (used) by Operating Activities                 (259,457)      (726,447)


Cash Flows Used in Investing Activities:
Capital Expenditures, Net of Disposals

Net Cash Used in Investing Activities                        -          (2,687)


Cash Flows Used in Financing Activities:

Net Cash, Provided (Used) in Financing Activities        259,216        724,816

Net (Decrease) Increase in Cash and Equivalents             (241)        (4,318)
Cash and Equivalents at January 1,                           876          36,688

Cash and Equivalents at June 30,                         $   635        $ 32,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                  $   -        $ 10,052
Cash paid during the period for taxes                         -              -

Common Stock Issued for Services                         535,174        183,318
NONCASH FINANCING ACTIVITIES
Issuance of Common Stock In Exchange for Debt             16,049        138,112
Debentures exchanged for Common stock                         -       1,023,949




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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 2001 Annual Report on Form 10-KSB.

Basis of Presentation

The financial statements of the Registrant are presented as its own, completely divested of formerly wholly-held subsidiaries.

Discontinued Operations

In December 2001, the Company completed the sale of its manufacturing segment Majestic Modular Buildings, Ltd., to Global Diversified Industries, Inc. Financial statements, and related notes for all periods shown have been restated to reflect discontinuation of this operation within the Annual Report Form 10-KSB for December 31, 2001.

In March 2002, the Company sold 87 1/2 % of its wholly-owned subsidiary, Majestic Financial, Ltd., to an entity controlled by the Company's former Chief Excecutive Officer for total consideration of $120,490, comprised of $10,000 cash and forgiveness of $110,490 of previously incurred debt.


The Majestic Financial, Ltd., segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting.

Subsequent to June 30, 2002, the Company agreed to sell approximately 72% of its wholly-owned subsidairy, Majestic-Safe-T-Products, Ltd.,to entities and individuals, including the Company's former Chief Executive Officer and his spouse, in exchange for the assumption of approximately $170,000 of previously incurred debt and services.

The Majestic Safe-T-Products, Ltd., segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

         The Registrant changed its business plan and subsequent to June 30, 2002 entered into a Stock Purchase Agreement that enabled it to acquire Freedom Oil & Gas, Inc. a Nevada corporation ("Freedom"), which is engaged in the oil and gas exploration and development business. Under the terms of the Stock Exchange Agreement, the Registrant agreed to issue and exchange 10,000,000 shares of its Series A Preferred Stock, par value $.001 per share, for 15,000,000 shares of common stock, par value $.001, of Freedom representing 100% of Freedom's outstanding capital stock A further disclosure of the transaction is provided in the Registrant's filing of Form 8K dated July 17, 2002.

Results Of Operations.

(a)      Three Months Ended June 30, 2002 and 2001.

         (1) Net Sales. There were no net sales for the three month period ending June 30, 2002 and June 30, 2001.

         (2) Cost of Sales. There were no cost of sales for the three month period ending June 30, 2002 and June 30, 2001.

         (3) Research and Development. There was no research and development costs for the three months period ending June 30, 2002 and June 30, 2001.

         (4) Selling and Marketing. Selling and marketing expenses decreased from $62,191 for the three month period ending June 30, 2001, to $2,985 for the same period ended 2002.

         (5) General and Administrative. General and Administrative expenses increased from $332,411 for the three month period ending June 30, 2001 to $459,951 for the same period in 2002.

         (6) Other Expenses. Other expenses for depreciation increased to $1,106 for the period ending June 30, 2002, from $983 for the same period ending in 2001. Interest expenses decreased from $44,156 in 2001 to $1,173 for the same period ending
                  June 30, 2002.






(a)      Six Months Ended June 30, 2002 and 2001.

         (1) Net Sales. There were no net sales for the six-month period ending June 30, 2002 and 2001.

         (2) Cost of Sales. There was no cost of sales for the six months period ended June 30, 2002 and 2001.

         (3) Research and Development. There were no Research and Development costs for the six-month period ending June 30, 2002 and 2001.

         (4) Selling and Marketing. Selling and marketing expenses decreased from $88,046 for the six month period ending June 30, 2001, to, $13,200 for the same period ended 2002.

         (5) General and Administrative. General and Administrative expenses increased from $726,321 for the six month period ending June 30, 2001 to $1,042,444 for the same period in 2002. General and Administrative expenses consisted largely of corporate compensation, consulting and legal fees and expenses associated with divestitures.

         (6) Other Expenses. Other expenses for depreciation increased to $2,211 for the six months period ending June 30, 2002, from $1,966 for the same period ending in 2001. Interest expenses decreased from $82,952 in 2001 to $4,225 for the same six months period ending June 30, 2002.


Liquidity And Capital Resources.

As of June 30, 2002, the Registrant had a working capital deficit of $585,007 compared to a deficit of $357,543 at December 31, 2001, an decrease in working capital of $227,464. This is largely a result of a decrease in other receivables and an increase in accounts payable. As a result of the Registrant's operating losses during the for the six month period ended June 30, 2002, the Registrant generated cash flow deficits of $259,457 from operating activities.
The Registrant largely met its cash requirements during the period by issuing shares to consultants and compensating staff through an authorized Employee Stock Option Plan (ESOP). Funds generated from the exercise of options through this plan provided $253,295, which was utilized for working capital.
While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned, the Registrant has obtained financing in the form of equity in order to provide the necessary working capital. The Registrant currently has no other commitments for financing. There are no assurances the Registrant will be successful in raising the funds required. The Registrant has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant. During the six month period ended June 30, 2002, the Registrant issued 1,109,962 shares of common stock for services rendered and its authorized Employee Stock Option Plan (ESOP).

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




PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the six-month period ending June 30, 2002.

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

         There was no submission of matters requiring a vote of security holders during the six-month period ending June 30, 2002.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Reports on Form 8-K. There were no Form 8-K filed for the three month period ending June 30, 2002.


         (b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

         99.1              Consent of CEO
         99.2              Consent of CFO



                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      The Majestic Companies, Ltd.



Dated:  August 19, 2002               By: /s/  J. David Gowdy
                                      J. David Gowdy
                                      Chief Executive Officer