Form 10QSB
period 2002-09-30
MAJESTIC COMPANIES LTD
filed 2002-11-26
CIK 1083931

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                            OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                            COMMISSION FILE NUMBER: 000-28083

                                THE MAJESTIC COMPANIES, LTD.
          (Exact name of small business issuer as specified in its charter)

                 Nevada                                      88-0293171
(State or jurisdiction of incorporation                   (I.R.S. Employer
             or organization)                             Identification No.)


  57 W. South Temple, Suite 300, Salt Lake City, UT               84101
      (Address of principal executive offices)                  (Zip Code)

                                    (801) 322-1776
                                Issuer's telephone number

As of November 18, 2002, the Registrant had 13,330,257 shares of common stock issued and outstanding and 10,000,000 shares of Series A Preferred stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No    X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2002                                            3

              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001             4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND 2001                                   5

              NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATIONS                                            8

     ITEM 3.  CONTROLS AND PROCEDURES.................                     14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

     ITEM 5.  OTHER INFORMATION                                            18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19

SIGNATURE                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              THE MAJESTIC COMPANIES, LTD.
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Unaudited)

                                                           September 30, 2002

                        ASSETS

Current Assets:
Cash and Equivalents                                          $          -
Other Receivables, net                                              25,000
Deposits and Other Prepaid Expenses, net                             4,700

     Total Current Assets                                           29,700

Oil & Gas Properties                                             1,797,951

                                                              $  1,827,651

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS EQUITY

Current Liabilities:
Current Maturities of Long Term Debt                                     0
Accounts Payable and Accrued Liabilities                           912,407
Short-Term Notes Payable                                            80,000

     Total Current Liabilities                                     992,407

Stockholders' Equity
Convertible Preferred Stock, Par Value ,
$.001 per share 10,000,000 shares authorized and issued at
September 30, 2002                                                  10,000
Common Stock, Par Value, $.001 per share; 13,333,333 shares
Authorized, 13,330,257 shares issued at September 30, 2002          13,330
Additional Paid In Capital                                      15,673,758
Cost of Treasury Stock                                            (164,742)
Accumulated Deficit                                            (14,697,102)
Total Stockholders' Equity                                         835,244

                                                                 1,827,651

See Accompanying Notes to Unaudited Condensed Consolidated Financial
Statement

                          THE MAJESTIC COMPANIES, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                       Three Months Ended            Nine Months Ended
                                                          September 30                 September 30
                                                     2002              2001        2002              2001
Net Sales                                            $       -        $        -  $        -     $      -

Operating  Costs:
Sales and Marketing                                        200      177,746           13,400      896,675
General and Administrative                             297,013      176,725        2,157,206      265,792
Depreciation & Amortization                                  0        1,001            2,211        2,967
 Total operating costs                                (297,213)    (355,472)      (2,172,817)  (1,165,434)
Loss from operations                                  (297,213)    (355,472)      (2,172,817)  (1,165,434)
Other income                                                          6,090          158,525       29,033
Interest expense                                         1,118        8,634            5,343       91,586
(Loss) from continuing operations  before income
taxes  and discontinued operations                    (298,331)    (358,016)      (2,019,635)  (1,227,987)

Income (taxes) benefit                                       -            -                -            -
Loss from continuing operations  before
discontinued operations                               (298,331)    (358,016)      (2,019,635)  (1,227,987)
Loss from discontinued operations                            -     (103,408)        (298,991)    (668,487)

Gain (Loss) on Disposal of Discontinued Operations           -     (179,945)         490,497    1,882,887

                                                             0     (283,353)         191,506    1,214,390

Net Loss                                              (298,331)    (641,369)      (1,828,129)     (13,597)

Loss Per Common Share (Basic and assuming
dilution)                                                (0.02)       (0.11)           (0.18)       (0.00)
Continuing Operations                                    (0.02)       (0.06)           (0.20)       (0.27)
Discontinued Operations                                  (0.00)       (0.05)            0.02         0.27

Weighted Average Common                             12,904,743    5,666,135       10,007,361    4,501,579
Shares Outstanding, basic and diluted


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                              THE MAJESTIC COMPANIES, LTD
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30
                                                         2002        2001
Increase (Decrease) in Cash and Equivalents
Cash Flows from Operating Activities
Net Loss for the period from Continuing
Operations                                             $(2,019,635) (1,227,987)
Net Loss for the period from Discontinued
Operations                                                (298,991)   (668,487)
Net Cash (used) by Operating Activities                   (437,338) (1,064,194)
Cash Flows Used in Investing Activities:
Capital Expenditures, Net of Disposals                           -      (3,687)
Net Cash Used in Investing Activities                            -      (3,687)
Cash Flows Used in Financing Activities:
Proceeds from Sale of Common Stock, Net of
Costs                                                      264,441   1,431,722
Proceeds from Sale of Preferred Stock, Net
of Costs                                                    77,500           -
Proceeds from Loans, net                                   118,600           -
Repayments of Loans, Net                                   (24,079)   (152,123)
Net Cash, Provided (Used) in Financing Activities          436,462   1,279,599

Net (Decrease) Increase in Cash and Equivalents               (876)    211,718
Cash and Equivalents at January 1,                             876      36,688
Cash and Equivalents at September 30,                            0     248,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                         -      18,686
Cash paid during the period for taxes                            -           -
Common Stock Issued for Services                           535,174     433,818
NONCASH FINANCING ACTIVITIES
Issuance of Common Stock In Exchange for Debt               16,049     191,195
Issuance of Preferred Stock in Acquisition
of Subsidiary                                              685,000
Debentures exchanged for Common stock                            -   1,804,949

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

                          THE MAJESTIC COMPANIES, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's December 31, 2001 Annual Report on Form 10-KSB.

Basis of Presentation

The financial statements of the Registrant are presented as its own, completely divested of formerly wholly held subsidiaries.

Discontinued Operations

In December 2001, The Majestic Companies, Ltd. (the "Registrant" or
the "Company") completed the sale of its manufacturing segment,
Majestic Modular Buildings, Ltd., to Global Diversified Industries,
Inc.The Majestic Modular Buildings, Ltd.  segment is accounted for as a discontinued operation and, accordingly, amounts in the financial statements and related notes for all periods shown have been restated
to reflect discontinued operations accounting.
In March, 2002 the Company sold 87.5% of the issued and outstanding common stock of its wholly owned subsidiary, Majestic Financial Ltd., to an entity controlled by the Company's former Chief Executive
Officer and Chairman of the Board, in exchange for  $120,490,
comprised of the  discharge of   $110,490 previously incurred debt
owed to the former officer and director and $10,000 in cash. The
Company has retained a 12.5% interest in Majestic Financial, Ltd.
Majestic Financial Ltd. is a development stage company with no significant assets or operations. The Company has no significant involvement in the operations of Majestic Financial Ltd. as it does not have influence over the operations of the business sold and lacks control.

The Majestic Financial Ltd. segment is accounted for as a discontinued operation and, accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

During June 2002, the Company sold 72% of the issued and outstanding common stock of its wholly owned subsidiary, Majestic Safe-T-Products, Ltd. to an entity that employs as an outside consultant an entity controlled by the Company's former Chief Executive Officer and Chairman of the Board. The Company exchanged its 72% interest in Majestic Safe-T-Products, Ltd. for an assumption of approximately $170,000 of previously incurred debt and services. Effective as of June 30, 2002, pursuant to an agreement with the President of Majestic Safe-T Products, Inc. (who is the Company's former Chief Executive Officer and Chairman of the Board), the Company agreed to "spin-off" Majestic Safe-T Products, Inc. and relinquish an additional 8.3% of its equity interest therein. Under the verbal "spin-off" agreement, Majestic Safe-T Products, Inc. agreed to assume certain operating payables of Majestic Safe-T-Products, Inc. and the Company retained ownership of 10,000,001 common shares in Majestic Safe-T-Products, Inc., representing a 19.7% equity interest. The Company intends to hold such shares for investment purposes. Majestic Safe-T Products, Inc. is a development stage company with no significant assets or operations. The Company has no significant involvement in the operations of Majestic Safe-T-Products as it does not have influence over the operations of the business sold and lacks control.

The Majestic Safe-T-Products, Ltd. segment is accounted for as a discontinued operation and, accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

Acquisition:

In July 2002 the Company entered into a Stock Exchange Agreement with Freedom Oil & Gas, Inc., pursuant to which the Company issued 10,000,000 shares of the Company's Series A Convertible Preferred Stock, valued at $685,000, in exchange for the agreement of Freedom to issue 15,000,000 shares of Freedom's common stock, subject to certain conditions. Each share of the Company's Series A Convertible Preferred Stock is convertible at the option of the holder into 5 shares of the Company's common stock This transaction was accounted for using the purchase method of accounting. From its inception and up to its acquisition by the Company, Freedom Oil & Gas, Inc. did not operate a business, and as such did not have any revenue-producing activities, employees, market distribution system, sales force, customers, production techniques and/or trade names.

The total purchase price and carrying value of the net assets acquired of Freedom Oil & Gas, Inc. were as follows:

     Oil & Gas properties                          $1,197,594
     Liabilities Assumed                             -150,357
     Additional Paid in Capital of Subsidiary        -362,237
        Total Consideration                        $  685,000

The Company valued the preferred stock issued in connection with the acquisition of Freedom Oil & Gas, Inc at $0.0685 per share. based upon the underlying conversion feature of five (5) shares of common stock
for each share of preferred stock multiplied by   $0.0137 per share,
which approximated 85 percent of the average of the Company's common stock's closing price five days prior to July 10, 2002. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value, and its operating results have been included in the Company's condensed consolidated financial statements since the date of purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

The Company was incorporated under the laws of the State of Nevada on December 3, 1992 under the name of Rhodes, Wolters & Associates, Inc. In May 1998, the Company changed its name to SkyTex International, Inc., and in December 1998, merged with The Majestic Companies, Ltd., a Delaware corporation ("Majestic Delaware"). The Company had no material operations during the period prior to this merger. Majestic Delaware had operations and formerly did business as Majestic Motor Car Company, Ltd. and, prior to that, Majestic Minerals, Ltd. Majestic Motor Car Company, Ltd. was a British Columbia, Canada corporation. In March 1998, Majestic Motor Car Company merged with and into Majestic Delaware for the purpose of reincorporating under the laws of the State of Delaware. As a part of the merger of the Company and Majestic Delaware, the Company's corporate name was changed to The Majestic Companies, Ltd.

The Company, through its wholly-owned subsidiaries, has conducted the following operations:

Majestic Safe-T-Products, Ltd. ("Safe-T Products") designs and markets transportation-related safety equipment for the school bus market. The Safe-T-Products division operates from an administrative and design engineering facility located in Chino, California. During June 2002, the Company sold 72% of the issued and outstanding common stock of its wholly owned subsidiary, Majestic Safe-T-Products, Ltd. to an entity that employs as an outside consultant an entity controlled by the Company's former Chief Executive Officer and Chairman of the Board. The Company exchanged its 72% interest in Majestic Safe-T-Products, Ltd. for an assumption of approximately $170,000 of previously incurred debt and services. Effective as of June 30, 2002, pursuant to an agreement with the President of Majestic Safe-T Products, Inc. (who is the Company's former Chief Executive Officer and Chairman of the Board), the Company agreed to "spin-off" Majestic Safe-T Products, Inc. and relinquish an additional 8.3% of its equity interest therein. Under the "spin-off" agreement, Majestic
Safe-T Products, Inc. agreed to assume certain operating payables of Majestic Safe-T-Products, Inc. and the Company retained ownership of 10,000,001 common shares in Majestic Safe-T-Products, Inc., representing a 19.7% equity interest. The Company intends to hold such shares for investment purposes. Majestic Safe-T Products, Inc. is a development stage company with no significant assets or operations. The Company has no significant involvement in the operations of Majestic Safe-T-Products as it does not have influence over the operations of the business sold and lacks control.

In March 2002, the Company completed the sale of its wholly owned subsidiary, Majestic Financial, Ltd., to Alexander & Wade, a Nevada corporation, of which the former president of the Company is president and a principal shareholder, and the Company retained 12.5% of its common stock. Majestic Financial, Ltd. is engaged in the business of acquiring and leasing re-locatable modular structures to private and public California school districts as well as commercial end users. This division had reduced its operations considerably after the sale of its modular fleet in 2000.

In December 2001, the Company completed the sale of its wholly owned modular manufacturing subsidiary, Majestic Modular Buildings, Ltd., to Global Diversified Holdings, Inc. (formerly Global Foods Online, Inc.) and the Company retained 33.5 million shares of its common stock, subject to a conditional repurchase agreement. On October 4, 2002, the Company agreed to sell back its ownership in Global Diversified Holdings in settlement of claims under the conditional repurchase agreement in exchange for $25,000.

On June 10, 2002, the Company effected a 30-for-1 reverse split of its authorized and outstanding shares of common stock. The common stock of the Company was reduced from 400,000,000 authorized shares to 13,333,333 authorized shares, and from 399,907,710 issued and outstanding shares to 13,330,257 issued and outstanding shares.

Subsequently, the Company elected to change its business plan to pursue the oil & gas exploration, development and production business. On July 10, 2002, the Company entered into a Stock Exchange Agreement with Freedom Oil & Gas, Inc., a Nevada corporation ("Freedom"), pursuant to which Freedom agreed to issue to the Company, subject to certain conditions, 15,000,000 shares of its common stock, par value $0.001 per share, representing 100% of its issued and outstanding capital stock. In exchange, the Company issued to Freedom 10,000,000 shares of its Series A Preferred Stock, par value $0.001 per share, which represents 100% of the issued and outstanding Series A Preferred Stock. Freedom has indicated its intention to convert the shares of Series A Preferred Stock received pursuant to the Stock Exchange Agreement into shares of common stock. This conversion would entitle Freedom to receive 50,000,000 shares of common stock of the Company. However, as a result of the 30-to-1 reverse stock split effected by the Company in June 2002, the Company has only 13,333,333 shares of common stock authorized, 13,330,257 of which are currently issued and outstanding. Accordingly, a majority of the issued and outstanding capital stock of the Company also approved amended and restated articles of incorporation, which increased the capitalization of the Company to authorize 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. Upon conversion of the Series A Preferred Stock held by Freedom into 50,000,000 shares of common stock, Freedom will hold approximately 79% of the issued and outstanding shares of common stock of the Company.

Because the Company's articles of incorporation presently do not authorize sufficient shares of common stock to permit the conversion of the Series A Preferred Stock, the Freedom common stock will be held in trust until the Company's articles of incorporation are amended as described above to permit the conversion of the Series A Preferred Stock held by Freedom into shares of the Company's common stock. When proper amendments to the Company articles of incorporation become effective, the Freedom common stock will be delivered to the Company and the sole shareholder of Freedom, its President J. David Gowdy, will surrender his shares of Freedom for cancellation. Therefore, upon delivery of the Freedom shares to the Company, and the cancellation of all other shares of Freedom outstanding, the shares held by the Company will represent 100% of Freedom's issued and outstanding capital stock and it will become a wholly-owned subsidiary.

The proposed amended and restated articles of incorporation approved by majority written consent of the Company's stockholders will also change the name of the Company to Freedom Oil & Gas, Inc., to reflect the new direction of the Company's core business. The Company's proposed name change and amendment and restatement of its articles of incorporation are subject to the filing of a Definitive Information Statement on Form 14C. Reference is made to the Company's Preliminary Information Statement on Form 14C filed with the SEC on September 13, 2002.

Immediately prior to the execution of the Stock Exchange Agreement between the Company and Freedom, Freedom entered into a Farmout Agreement with Hewitt Energy Group, Inc., a Utah corporation, pursuant to which Freedom acquired certain leasehold and drilling rights and obligations from Hewitt comprising over 30,000 gross acres in the Central Utah Foreland Thrust Belt. A further description of such acquisitions may be found in the Company's Report on Form 8-K dated July 17, 2002.

During September 2002, Freedom acquired two additional oil & gas leasehold interests: (1) the Ewell Prospect, comprising approximately 800 acres under lease, located in Okmulgee County, Oklahoma; and (2) the El Grande Prospect, comprising approximately 6,000 gross acres under lease, located in Faulkner County, Arkansas. A further description of such acquisitions may be found in the Company's Report on Form 8-K dated September 13, 2002.

Plan of Operation.

The Company adopted a new business plan in July of 2002 when it entered into an agreement to acquire Freedom Oil & Gas, Inc. Under the Company's new plan of operations it will engage in the business of oil & gas exploration, development and production. Pursuant to this plan, the Company has acquired the Ewell Prospect, the El Grande Prospect and the Sanpete County, Utah and Juab County, Utah exploratory lease blocks ("Freedom & Liberty Trends") as described herein. The Company's plan of operations for the next twelve months includes the following:

1. Ewell Prospect. Complete the Ewell #1B well on the Ewell Prospect (which has already been drilled and is awaiting completion pending financing) and to repair and place into production additional wells already existing on this prospect;

2. El Grande Prospect. Re-enter and re-complete the Edgmon #1 Well located on the El Grande Prospect, and if such well proves to be commercially productive of natural gas, build a connecting pipeline to the nearest interstate pipeline (approximately 3 miles).

3. Freedom & Liberty Trends. Drill two exploratory test wells, one on each trend.

In addition to the foregoing, the Company plans to evaluate other opportunities and to make selected acquisitions of additional oil & gas prospects and/or producing properties when deemed appropriate.

The Company anticipates that once developed, its oil & gas properties will generate sufficient cash flow for the operations of the Company. However, the Company currently has no revenues and has insufficient cash to meet its requirements. The Company is actively seeking outside sources of financing for such purposes. The success of the Company's plan of operations is dependent upon raising additional funds.

The Company currently has only one full-time employee. Assuming that the Company is successful in executing its plan of operations, it anticipates hiring between 1-3 additional part and/or full-time employees during the next twelve months.

Results Of Operations.

(a)  Three Months Ended September 30, 2002 and 2001.

     (1) Selling and Marketing. Selling and marketing expenses decreased from $177,746 for the three-month period ending September 30, 2001, to $200 for the same period ended 2002. This decrease is due to the discontinued operations requiring marketing expenses in 2001 and very little selling and marketing activities during the current quarter.

     (2) General and Administrative. General and Administrative expenses increased from $176,725 for the three-month period ending September 30, 2001 to $ 297,013 for the same period ended in 2002. The increase in general and administrative expenses is mostly attributable to an increase in other expense due to settlement of an account receivable for less than the principal amount of the receivable by $125,000.

     (3) Other Expenses. Other expenses for depreciation decreased to $ -0- for the period ending September 30, 2002, from $1,001 for the same period ending in 2001. Assets that gave rise to the depreciation in 2001 were disposed of during 2002. Interest expenses decreased from $8,634 in 2001 to $1,118 for the same period ending September 30, 2002, largely due to the conversion of debt to equity during the 1st six months of the year.

     (4) Other Income decreased from $6,090 for the three month period ending September 30, 2001, to, $ -0- for the same period ended in 2002. The transactions that gave rise to other miscellaneous income during 2001 did not exist during the same three months in 2002.

(a)  Nine Months Ended September 30, 2002 and 2001.

     (1) Selling and Marketing. Selling and marketing expenses decreased from $896,675 for the nine-month period ending September 30, 2001, to $13,400 for the same period ended 2002. This decrease is due to the discontinued operations requiring marketing expenses in 2001 and very little selling and marketing activities during the current quarter.

     (2) General and Administrative. General and Administrative expenses increased from $265,792 for the nine-month period ending September 30, 2001 to $2,157,206 for the same period ended in 2002. General and Administrative expenses consisted largely of corporate compensation, consulting and legal fees and expenses associated with divestitures and settlement of an account receivable for less than the principal amount of the receivable by $125,000..

     (3) Other Expenses. Other expenses for depreciation decreased to $2,211 for the nine-months period ending September 30, 2002, from $2,967 for the same period ending in 2001. Assets that required depreciation were disposed of during the last three months of the nine-month period and the result was a decrease in the depreciation expense Interest expenses decreased from $91,586 in 2001 to $5,343 for the same nine-months period ending September 30, 2002 due largely to a conversion of debt to equity during the nine month period.

     (4) Other income increased from $29,033 for the nine-month period ending September 30, 2001, to $158,525 for the same period ended 2002. This increase was the result of income generated by sales of securities pursuant to its authorized Employee Stock Option Plan (ESOP).

Liquidity And Capital Resources.

As of September 30, 2002, the Registrant had a working capital deficit of $962,707 compared to a deficit of $357,543 at December 31, 2001, a decrease in working capital of $605,164. This is largely a result of a decrease in other receivables and an increase in accounts payable and other short-term loans. As a result of the Registrant's operating losses during the nine-month period ended September 30, 2002, the Registrant generated cash flow deficits of $437,338 from operating activities.

The Registrant largely met its cash requirements during the period by issuing shares to consultants, short-term loans and compensating staff through an authorized Employee Stock Option Plan (ESOP). Funds generated from the exercise of options through this plan provided
$264,441, which was utilized for working capital.

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

The Registrant has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant. During the nine-month period ended September 30, 2002, the Registrant issued 6,562,114 shares of common stock for services rendered under its authorized Employee Stock Option Plan (ESOP). In order to finance the continuing operating expenses of the Registrant, short-term loans were secured from the father of J. David Gowdy, the CEO of the Registrant, in the amount of $65,000.00 and one for $15,000 from a minority shareholder. One of the notes to Mr. Gowdy for $50,000 is secured by a first priority interest in certain oil & gas leases, the equipment of those leases and an option to convert the note into the Series A Preferred Stock of the Registrant at the rate of $.50 per share (or Common Stock at the rate of $.10 per common share). The note payable to the minority shareholder in the amount of $15,000 contains an option to convert the note to stock into the Series A Preferred Stock of the Registrant at the rate of $.50 per share (or Common Stock at the rate of $.10 per common share)

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of Financial Condition and Plan of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Registrant has or expects to have assets and operations; competitive and other factors affecting the Registrant's operations, markets, products and services; those risks associated with the Registrant's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks related to the outcome of Cal-American's Chapter 11 bankruptcy; associated costs arising out of the Registrant's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Registrant with the Securities and Exchange Commission. Many of these factors are beyond the Registrant's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Registrant does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Registrant with the Securities and Exchange Commission.

                     ITEM 3. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report.
Our board of directors provides oversight to our financial reporting process.

Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Majestic Companies, Ltd. required to be included in this quarterly report on Form 10-QSB.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation and there have been no corrective actions regarding significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The following legal proceeding previously reported by the Company have been terminated:

The action brought against the Company by Clovis Unified School
District in Stanislaus County Superior Court has been dismissed with prejudice.

The action brought against the Company by Eastside Union School
District in the Los Angeles County Superior Court was dismissed without prejudice on May 13, 2002, and there has not been any other activity since that filing.

The action brought against the Company by Frontier Pacific Insurance Company in Santa Ana County Superior Court was dismissed without prejudice on June 25, 2002, and there has not been any other activity since that filing.

A settlement agreement has been entered into with regard to the action brought against the Company by NGB Enterprises in Los Angeles County Superior Court. A dismissal with prejudice will be filed upon satisfaction of the settlement agreement.

A settlement agreement has been entered into with regard to the action brought against the Company by Transportation Alternatives in San
Diego County Superior Court. A dismissal with prejudice will be filed upon satisfaction of the settlement agreement.

A settlement agreement has been entered into with regard to the action brought against the Company by Roger Wong in Los Angeles County
Superior Court. A dismissal with prejudice will be filed upon satisfaction of the settlement agreement.

     In addition to the matters previously described in the Company's previous filings, the Company is involved in the following legal proceeding:

Berberian Farms v. The Majestic Companies, Ltd., brought in Stanislaus County Superior Court on April 10, 2002. Following the rejection of the plaintiff's lease claims in the Company's subsidiary's bankruptcy proceeding, the plaintiff brought this action against the Company on the Company's written guaranty of the subsidiary's lease at its facility in Modesto, California. Berberian alleges lease damages of at least $100,000 as of February 1, 2002, plus accruing rent of $15,500 per month and other costs through the end of the lease term on April 30, 2003.

     The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. The Company has accrued approximately $180,000 in accounts payable for settlement of these claims, which management feels is adequate.

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Pursuant to the Stock Exchange Agreement entered into by the Company and Freedom Oil & Gas, Inc., the Company issued 10,000,000 shares of its Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into five shares of the Company's common stock. Accordingly, upon exercise of the Series A Preferred Stock into common stock, Freedom Oil & Gas, Inc., or its assigns, will hold in the aggregate 79% of the issued and outstanding common stock of the Company.

Sales of Unregistered Securities

On July 10, 2002, the Company agreed to issue 10 million shares of its Series A Preferred Stock to Freedom Oil & Gas, Inc. pursuant to a Stock Exchange Agreement, as further described in the Company's Report on Form 8-K dated July 17, 2002 and in its Preliminary Information Statement on Form 14C filed September 13, 2002. Each share of Series A Preferred Stock is convertible into five shares of common stock of the Company.

During the three months ended September 30, 2002, Freedom, as an affiliate of the Company, transferred 205,000 shares of its Series A Preferred Stock through Freedom Oil & Gas, Inc. in private placement transactions with two individual investors. Freedom also privately placed $105,000 in convertible promissory notes with three individual investors. The notes are convertible into stock and/or certain oil & gas working interests, respectively, at the election of the holder.

On September 13, 2002, Freedom, as an affiliate of the Company, agreed to transfer 80,000 shares of the Company's Series A Preferred Stock to Houseco Petroleum Co., Inc. and B. L. Hinson in connection with the acquisition of the Ewell Prospect, located in Okmulgee County, Oklahoma. Also on Friday, September 13, 2002, Freedom confirmed completion of its acquisition of the El Grande Prospect, located in Faulkner County, Arkansas. In connection with this acquisition, Freedom, as an affiliate of the Company, agreed to transfer 110,000 shares of the Company's Series A Preferred Stock to Hegco Canada, Inc. A further description of both the foregoing transactions is included in the Company's Report on Form 8-K dated September 13, 2002.

As mentioned above, during the nine-month period ended September 30, 2002, the Registrant issued 6,562,114 shares of common stock for services rendered under its authorized Employee Stock Option Plan (ESOP) for total consideration of in excess of $100,000. In addition to the exemptions discussed below other employee specific related exemptions from registration may have been employed in the transfer of Company securities for the ESOP transfers.

The Company believes that all of the aforementioned transactions were conducted in accordance with exemptions from registration pursuant to section 4(2) of the Securities Act of 1933 and / or the provisions set forth in Regulation D. If the Company has been incorrect in their belief that the transactions are exempt, the Company could be subject to a number of potential remedies concerning the issuance of its stock which may include the potential rescission of sales not in conformity with the aforementioned exemptions

Use of Proceeds

During the three months ended September 30, 2002, the Company received $142,500 in cash and used $50,000 of the proceeds towards drilling costs on the Ewell Prospect and $92,500 towards general overhead costs and accounts payable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 4, 2002, the holders of a majority of the Registrant's outstanding capital stock approved the following actions:

          (1) amend and restate the Registrant's articles of incorporation to change the name of The Majestic Companies, Ltd., to Freedom Oil & Gas, Inc., to increase the authorized capital of the Company from 13,333,333 shares of common stock and 10,000,000 shares of preferred stock to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock, to eliminate preemptive rights of stockholders, and to make certain general modernizing changes;

          (2)  approve the election of J. David Gowdy and Lyle J.
     Mortensen as directors, each to serve until the next annual meeting of shareholders and until their respective successor is elected and qualified; and

          (3)  approve the 2002 Stock Option and Award Plan of the
     Registrant.

The consenting stockholders, holding 2,074,516 shares of common stock and 10,000,000 shares of Series A Preferred Stock, representing approximately 51.8% of the Registrant's outstanding voting capital stock on September 4, 2002, consented to the above actions.

     There was no other submission of matters requiring a vote of security holders during the three-month period ending September 30, 2002.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.  The following exhibits are filed as part of this Report.

            SEC
Exhibit     Reference
Number      Number      Title of Document                             Location

10.1        10          Convertible Secured Promissory note payable
                        to Kenneth K. Gowdy, Father of the CEO.        This
                                                                      Filing

10.2        10          Convertible Promissory Note payable to
                        Phil Jessee                                    This
                                                                      Filing

10.3        10          Unsecured Promissory Note payable to Kenneth
                        Gowdy, Father of the CEO.                      This
                                                                      Filing

10.4        10          Amended and Restated Letter Agreement with
                        Hewitt Energy Group, Inc. for acquisition of
                        Oil & Gas Properties                           This
                                                                       Filing

10.5        10          Stock Purchase Agreement Dated March 31, 2002
                        between the Registrant and Alexander Wade, Inc.,
                        for the purchase of Majestic Financial, Ltd.
                        (Incorporated by reference  to exhibit 10.24
                        to the form 10-QSB for the period ended March
                        31, 2002)                                      Previous
                                                                        filing

10.6        10          Letter of Agreement between Hewitt Energy Group
                        and Houseco Petroleum for the acquisition of the
                        Ewell Prospect                                   This
                                                                        Filing

Item 99                 Additional Exhibits

99.1         99         Certification of Chief Executive Officer.        This
                                                                        Filing

99.2         99         Certification of Chief Financial Officer.        This
                                                                        Filing

(b)  Reports on Form 8-K.

     The Company filed two 8-K current reports during the quarter ended September 30, 2002. The first dated July 17, 2002, described a Stock Exchange Agreement, under Item 2. Acquisition or Disposition of Assets, with Freedom Oil & Gas, Inc., a Nevada corporation, 1340 S. Main St., Suite 190, Grapevine, Texas 76051, with offices in Salt Lake City, Utah ("Freedom"). Furthermore, under Item 6. Resignation of Registrant's Directors, the Company disclosed that Francis A. Zubrowski resigned as Chairman, Chief Executive Officer, President and Treasurer of the Company and Paul S. Hewitt resigned as a director.

The second 8-K current report, dated September 13, 2002, under Item 2. Acquisition Or Disposition Of Assets, dealt with the acquisition of the Ewell Prospect on September 13, 2002, whereby Freedom Oil & Gas, Inc. which has contracted to issue 15 million shares of its common stock to The Majestic Companies, Ltd., in order to become a wholly owned subsidiary of the Company, entered into a definitive letter agreement with Hewitt Energy Group, Inc., 57 W. South Temple, Suite 420, Salt Lake City, Utah 84101, to finalize and solidify a preliminary letter agreement entered into on August 12, 2002, to acquire a working interest in the Ewell Prospect. Additionally, the September 13, 2002 8-K current report disclosed in Item 5. Other Events setting forth corrections and clarifications to certain Stock Exchange Agreement related issues.

     There were no other Forms 8-K filed for the three-month period ending September 30, 2002.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The Majestic Companies, Ltd.

Dated November 19, 2002                      By: /s/  J. David Gowdy
                                             J. David Gowdy
                                             Chief Executive Officer

Dated November 19, 2002                      By: /s/  Lyle J. Mortensen
                                             Lyle J. Mortensen
                                             Chief Financial Officer

                                  CERTIFICATION

     I, J. David Gowdy, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Majestic Companies, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By: /s/  J. David Gowdy
J. David Gowdy
Chief Executive Officer


                                  CERTIFICATION

     I, Lyle Mortensen, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Majestic Companies, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By: /s/  Lyle J. Mortensen
Lyle J. Mortensen
Chief Financial Officer